Form 10-K405
period 1995-01-28
HILLS DEPARTMENT STORES INC
filed 1995-04-14
CIK 786877

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

 X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- ---    Act of 1934

       For the fiscal year ended January 28, 1995

                                       or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from __________ to __________

                         Commission file number 1-9505

                              HILLS STORES COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                #31-1153510
                 --------                                -----------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

  15 DAN ROAD, CANTON, MASSACHUSETTS                          02021
  ----------------------------------                          -----
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (617) 821-1000
                                                     --------------

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                        Name of each exchange on which registered
         -------------------                        -----------------------------------------
Common Stock, Par Value $0.01 per share             New York Stock Exchange

10.25% Senior Notes due 2003                        New York Stock Exchange

Series A Convertible Preferred Stock,               New York Stock Exchange
Par Value $0.10 per share

          Securities registered pursuant to Section 12(g) of the Act:

         Title of each class                                Name of each exchange on which registered
         -------------------                                -----------------------------------------
Series 1993 Warrants to Purchase Common Stock               Boston Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes        X              No
                             --------             --------

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 31, 1995 was $130,836,992 with respect to the Common Stock and $30,104,560 with respect to the Series A Convertible Preferred Stock, which has coextensive voting rights with the Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      Yes    X               No
                          --------              --------


The number of shares of Common Stock outstanding as of March 31, 1995 was 9,286,462.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K is incorporated by reference from the proxy statement dated May 5, 1995 for the annual meeting of security holders to be held on June 12, 1995.

                                             TABLE OF CONTENTS



                                                  PART I

ITEM 1.       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
       (a)    General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
       (b)    Merchandising   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
       (c)    Purchasing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
       (d)    Distribution  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
       (e)    Store Operations and Management   . . . . . . . . . . . . . . . . . . . . . . . . .  5
       (f)    Management Information and Control Systems  . . . . . . . . . . . . . . . . . . . .  5
       (g)    Competition   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
       (h)    Trademarks and Service Marks  . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
       (i)    Employees   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
       (j)    Reorganization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

ITEM 2.       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
              Store Locations and Leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
ITEM 3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
ITEM 4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .  7
              Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . .  7

                                              PART II

ITEM 5.       Market for the Registrant's Common Equity and Related
              Security Holder Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
ITEM 6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
ITEM 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . 11
ITEM 8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . 16
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                                              PART III

ITEM 10.      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . 16
ITEM 11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
ITEM 12.      Security Ownership of Certain Beneficial Owners and
              Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
ITEM 13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . 16

                                              PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                                     PART I


ITEM 1.  BUSINESS
         --------

Hills Stores Company (the "Company" or "Hills") operates, through its wholly-owned subsidiary Hills Department Store Company ("HDSC"), a chain of discount department stores under the trade name of Hills Department Stores. These stores are located in the mid-western and mid-Atlantic regions of the United States.

a)  GENERAL
    -------

The Company is a leading regional discount retailer offering a broad range of brand name and other first quality general merchandise. The Company's pricing strategy is to offer every day low prices on all items. The Company emphasizes product lines designed to appeal to its predominantly female customer base, such as apparel, footwear, domestics and home furnishings, jewelry, housewares, toys and other family-oriented items. Management's business strategy will continue to stress every day low prices, depth and breadth of products in selected merchandise categories, remodeled facilities, strict operating controls and an accelerated growth plan.

Hills stores are located in cities and towns of varying sizes, with some of the larger cities being Pittsburgh, Buffalo, Cleveland and Richmond. The Company concentrates its stores in selected markets within a geographic region in order to reinforce marketing programs, enhance name recognition, achieve market penetration, and gain economies of scale in management, advertising and distribution. Hills' expansion program is currently directed mainly to the Tidewater area of Virginia and the north central region of North Carolina.

The Company has remodeled 80% of its stores in the last three years and expects to complete the chain-wide store remodeling program by June 1, 1995. The program is designed to make its stores more visually appealing to customers and to take full advantage of the most profitable merchandise categories.

b)  MERCHANDISING
    -------------

The Company believes that its customer base consists primarily of female customers shopping for family needs. Accordingly, Hills emphasizes merchandise in its softlines departments and selected hardware departments such as housewares, toys and seasonal merchandise which appeal to Hills' targeted female customer. The Company considers the depth of its merchandise in these departments to be an important factor in attracting and retaining female customers, and accordingly emphasizes the availability of a wide selection of sizes, styles and colors of items in these departments.

Hills carries a diverse line of products, all first quality, including a full line of clothing and footwear for women, men and children, toys, health and beauty aids, small household appliances and housewares, home entertainment equipment, hardware, stationery and greeting cards, automotive supplies, lawn and garden products and jewelry. Hills offers a broad range of brand name apparel and other products for the family and supplements brand name goods with manufacturers' private brands (brands made by major manufacturers but not nationally advertised) and Hills' private label program. The Company accepts all major consumer credit cards and offers a year-round layaway program for those customers who do not rely on credit cards.

As part of its merchandise strategy, Hills primarily endeavors to purchase goods that are made in the

U.S.A. and has developed a special merchandise program using its "American Spirit" trademark to help market that concept to customers. Imported goods are purchased by Hills from an importing subsidiary and from unaffiliated sources. In fiscal year 1994, the subsidiary, CRH International, Inc., imported products that accounted for approximately 6.0% of total purchases of the Hills Department Stores chain.

c)  PURCHASING
    ----------

Hills uses a centralized buying organization staffed by merchandise managers, buyers and a support staff organized along the Company's product lines. Most of Hills' buying organization is located at its Canton, Massachusetts headquarters. Hills also maintains an important fashion buying office in the garment district of New York City to purchase and merchandise women's fashion and basic apparel.

Hills' merchandise managers and buyers develop detailed merchandising plans for each selling season. These plans include sales, inventory and initial mark-up and mark-down budgets for each buyer. Sales performance reports are received both daily and weekly and assist management in making related merchandising decisions. The formats of these plans are programmed into computer planning systems for each department.

d)  DISTRIBUTION
    ------------

The Company's central distribution facilities are located in Columbus, Ohio. These facilities provide central stocking of inventory and flow-through allocation of inventory for delivery to the stores, resulting in efficient inventory management. Significant reductions in store receiving expense are achieved by performing many product handling functions at the central facilities. Further improvements in equipment and facilities are underway to support the growing number of Hills stores to be served.

e)  STORE OPERATIONS AND MANAGEMENT
    -------------------------------

In recent years, the Company has instituted several significant changes in its store operations and management structure to enhance expense control, flexibility and competitive responsiveness. Computerized scheduling of work hours based upon forecasted sales levels, productivity standards and freight activity allocates more payroll dollars to sales generating positions, while reducing overall payroll expense. The Company has also given renewed attention to evaluating the sales and profit potential of specialty businesses, such as optical shops and fast food purveyors.

Store managers report to a district manager, who reports to a regional vice president. The 16 district managers and 2 regional vice presidents visit their stores on a regular basis to oversee operations. Store managers and associates are empowered to respond directly to the needs of the customers. The Company maintains a strategic field office near Pittsburgh to facilitate store visitations and reduce travel expenses, particularly by those associates with greater responsibilities for store performance.

f)  MANAGEMENT INFORMATION AND CONTROL SYSTEMS
    ------------------------------------------

To support Hills' strategy of centralized management control, the Company relies extensively on computerized information systems. Hills operates its principal data processing center at its headquarters in Canton, Massachusetts. All Hills stores and administrative locations are tied to the data center's mainframe computer by means of an on-line leased telephone network.

Hills' merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, receiving, sales capture, inventory control, open-to-buy and replenishment. Unit sales data is recorded via the point-of-sale register systems in each store. The point of sale registers and bar code readers in all stores eliminate labor intensive price marking and price changes. The sales data is transmitted nightly to the Company's mainframe computer where it is processed to produce a wide range of daily and weekly management reports. Each Hills buyer also has on-line access to information via a workstation located in the buyer's office. The merchandising systems allow Hills to distribute specific categories and styles of merchandise to each store based upon the sales patterns of the stores.

Store operations are supported by a number of additional on-line systems including electronic correspondence among all locations, payroll and labor scheduling systems, accounts payable, price change management and layaway control. The purpose of these systems is to promote timely and accurate communication among all Hills locations and to allow personnel at the Company's headquarters to monitor and control key store activity.

g)  COMPETITION
    -----------

The discount general merchandise business is highly competitive. The Company considers price, merchandise presentation, product selection and merchandise quality, together with store location, to be the most significant competitive factors. Hills' primary competitors are regional and national discount department store chains, some of which, such as Wal-Mart and K Mart, are larger and better capitalized than Hills. Wal-Mart's expansion has brought and is bringing more of its stores into the Company's market areas. Management believes that the Company's store remodeling program and its strength in certain merchandising lines allows it to defend its competitive position, even with Wal-Mart's presence in most of the Company's markets. The Company believes it was the 8th largest general merchandise discount retailer in the United States in 1994 as measured by sales revenue.

h)  TRADEMARKS AND SERVICE MARKS
    ----------------------------

The "Hills" name is a registered service mark. The Company considers this mark and the associated name recognition to be valuable to its business. The Company has additional trademarks, trade names and service marks, many of which, such as "American Spirit", are used in connection with the Company's private label program. Although the Company considers these additional marks to be valuable in the aggregate, individually, they have varying degrees of importance to the Company's business.

i)  EMPLOYEES
    ---------

As of March 31, 1995, Hills employed approximately 19,500 persons, including approximately 12,500 full-time and 7,000 part-time employees. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company considers its relations with its employees to be good.

j)  REORGANIZATION
    --------------

On October 4, 1993 (the "Effective Date"), Hills emerged from reorganization proceedings under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). Hills, its former parent, Hills Department Stores, Inc. (the "Predecessor Company"), and the five principal subsidiaries of Hills voluntarily filed petitions for reorganization under Chapter 11 on February 4, 1991 (the "Filing Date"). The Predecessor Company operated its business as a debtor-in-possession under Chapter 11 from the Filing Date until October 4, 1993.

Pursuant to the plan of reorganization, the Predecessor Company was dissolved and Hills succeeded to and assumed the Predecessor Company's former status as a holding company by transferring to HDSC, a newly formed operating subsidiary of Hills, all of the assets, property and interest of Hills as of October 4, 1993. Pre-petition claims and interests were cancelled in exchange for cash, senior notes, common stock, preferred stock, stock rights and stock warrants.

HDSC obtained a three year unsecured line of credit with Chemical Bank and a syndicate of other banks for $225 million, of which up to $75 million is available as a letter of credit facility. All of the common stock of the Company's subsidiaries is pledged as collateral for the credit facility, which is guaranteed by Hills.

For more information about the Chapter 11 filings and the credit facility, see
Item 7 and Notes 1 and 7 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES
         ----------

STORE LOCATIONS AND LEASES
- --------------------------

Hills operates 156 stores in the states of Illinois, Indiana, Kentucky, Maryland, Massachusetts, New York, Ohio, Pennsylvania, Tennessee, Virginia, and West Virginia, located in regional and other enclosed shopping malls, strip shopping centers and as free standing units. The Company leases nearly all of its stores under long-term leases. In addition, Hills leases buying and administrative offices, including the Company's headquarters in Canton, Massachusetts, the field office in Aliquippa, Pennsylvania and the buying office in New York, New York, and its central distribution facilities in Columbus, Ohio.

The typical store lease has an initial term of between 20 and 30 years, with four to seven renewal periods of five years each, exercisable at the Company's option. Substantially all of the Company's leases provide for a minimum annual rent that is constant or adjusts to fixed levels through the lease term, including renewal periods. Most leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved. See
Note 9 of Notes to Consolidated Financial Statements for additional information about the Company's long-term leases.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Other than ordinary routine litigation incidental to the business, neither Hills nor any of its subsidiaries is a party to any material pending legal proceedings.

On March 20, 1995, the Court of Chancery of the State of Delaware approved the settlement agreement entered into by the plaintiff and the defendants in the previously reported stockholders' derivative and class action lawsuit captioned Weiss v. Lee, et al. The plaintiff had named each member of the Board and the Company as defendants. The plaintiff's counsel are awarded fees of $379,000, to be paid by the Company. In addition, minor modifications made to the employment contracts of executives and the consulting contract with Mr. Matthews became effective upon the Court's approval of the settlement agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

At a special meeting on January 18, 1995 the Company's stockholders voted to amend its corporate charter to require that all stockholder actions be taken at annual or special meetings of stockholders. Of the total votes cast, 9,236,219 were for the amendment, 999,197 were against the amendment and 30,307 abstained. There were 1,882,482 broker non-votes.

EXECUTIVE OFFICERS OF THE REGISTRANT (Furnished pursuant to General
- ------------------------------------
Instruction G of Form 10-K.)

The executive officers of the Company currently are:

Michael Bozic, 54, became the President and Chief Executive Officer of Hills in May 1991. He was President and Chief Operating Officer from August 1990 to January 1991 and Chairman and Chief

Executive Officer from 1987 to 1990 of the Sears Merchandising Group.

Kim D. Ahlholm, 38, was elected Vice President-Controller of Hills in March 1994. She had been Treasurer since June 1993, Assistant Controller from July 1990 to June 1993 and Director-Audit from April 1989 to June 1990.

Bruce A. Caldwell, 37, was elected Vice President-Treasurer in March 1994. He was Assistant Vice President-Financial Planning and Analysis since April 1993, Director-Accounting from December 1990 to March 1993 and Manager-External Reporting from February 1989 to November 1990.

William K. Friend, 48, is and since December 1985 has been Vice
President-Secretary and Corporate Counsel of Hills.

John G. Reen, 45, was elected Executive Vice President-Chief Financial Officer of Hills in March 1992. He had been Senior Vice President-CFO since February 1991 and Vice President-Controller from December 1985 to January 1991.

Andrew J. Samuto, 52, was elected Executive Vice President-Real Estate and Support Services of Hills in June 1990. He became Senior Vice President-Real Estate Development and Human Resources of Hills Department Stores division in 1985.

E. Jackson Smailes, 52, was elected Executive Vice President-General Merchandise Manager in September 1992. From January 1990 to September 1992, he was President and Chief Operating Officer of C.R. Anthony, Inc.

Robert J. Stevenish, 51, was elected Executive Vice President-Store and Distribution Operations in April, 1994. He had been Executive Vice President-Store Operations since November 1992. Prior to joining Hills in November 1992, he had been Director of Specialty Retailing of the J.C. Penney Company since 1986.

Officers are elected to serve until their successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
         ---------------------------------------------------------------------

(a) The principal market on which the Company's Common Stock is traded is the New York Stock Exchange. The following table sets forth the range of high and low prices of the Company's Common Stock as reported on the New York Stock Exchange from October 5, 1993 (the day after the Company's emergence from reorganization proceedings) through January 28, 1995, the end of the Company's fiscal year. The trading prices of the Common Stock of the Predecessor Company prior to October 5, 1993 are not presented herein because such prices are not meaningful.


COMMON STOCK PRICES
- -------------------
         Quarter Ended                    High Price               Low Price
         January 28, 1995                 $21.625                  $19.375
         October 29, 1994                 $23.000                  $20.125
         July 30, 1994                    $21.000                  $18.000
         April 30, 1994                   $21.750                  $19.000

         January 29, 1994                 $22.250                  $17.875
         October 30, 1993                 $21.625                  $20.250

(b) As of March 31, 1995, there were outstanding 9,286,462 shares of Common Stock held by approximately 1,710 holders of record, and 1,505,683 shares of Series A Convertible Preferred Stock held by approximately 1,529 holders of record.

(c) The Company has not paid a cash dividend on its Common Stock in the last two fiscal years. The Credit Agreement dated as of October 4, 1993 between HDSC and Chemical Bank, and the Company as the Guarantor, prohibits the payment of dividends on the Company's Common Stock and limits the amount of dividends which HDSC may pay to the Company in any fiscal year. The Company's Senior Notes Indenture also has restrictions on the payment of cash dividends. See Notes 7 and 8 of Notes to Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The Company emerged from Chapter 11 proceedings on October 4, 1993. For financial reporting purposes, the Company adopted fresh- start reporting as of October 2, 1993. Under fresh-start reporting, a new reporting entity is created and recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Financial data prior to October 2, 1993 has been designated as those of the Predecessor Company. Black lines have been drawn to separate the Successor Company financial data from the Predecessor Company financial data to signify that they are those of a new reporting entity and have been prepared on a basis not comparable to prior periods (see Notes 1, 2 and 3 of Notes to Consolidated Financial Statements).

- -------------------------------------------------------------------------------------------------------------------------
                                                                           Successor Company        Predecessor Company
                                                                   -----------------------------    ---------------------
                                                                      Fiscal        Seventeen          Thirty-five
                                                                       Year        Weeks Ended         Weeks Ended
(in thousands, except per share amounts and number of stores)          1994      January 29, 1994     October 2, 1993
- -------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $1,872,021       $772,685    ||   $ 992,848
                                                                                                  ||
Gross profit                                                         $  531,800       $223,034    ||   $ 282,549
                                                                                                  ||
Net earnings (loss) applicable to                                                                 ||
  common shareholders before extraordinary items                     $   40,431       $ 36,235    ||   $  (9,747)
                                                                                                  ||
Net earnings (loss) applicable to common shareholders                $   40,431       $ 36,235    ||   $ 248,492 (2)
                                                                                                  ||
Fully-diluted earnings (loss)  per common share                      $     2.73       $   2.45    ||   $   11.30 (3)
                                                                                                  ||
Fully-diluted average shares outstanding                                 14,832         14,794    ||      21,982
                                                                                                  ||
FINANCIAL POSITION:                                                                               ||
                                                                                                  ||
Total assets                                                         $  992,378       $907,621    ||   $ 972,838 (6)
                                                                                                  ||
Working capital                                                      $  241,486       $171,440    ||   $ 301,980 (6)
                                                                                                  ||
Liabilities subject to compromise (4)                                $        -       $      -    ||   $ 775,169 (6)
                                                                                                  ||
Long-term obligations                                                $  185,169       $160,000    ||   $       - (6)
                                                                                                  ||
Long-term obligations under capital leases                           $  124,508       $130,626    ||   $ 122,230 (6)
                                                                                                  ||
Redeemable preferred stock                                           $   64,144       $100,000    ||   $  33,143 (6)
                                                                                                  ||
Common shareholders' equity (deficit)                                $  306,741       $230,235    ||   $(186,934)(6)
                                                                                                  ||
Number of stores operated at period end                                     154            151    ||         151

- -----------------------------------------------------------------------------------------------------------------------
                                                                              Predecessor Company
                                                                 -------------------------------------------------
                                                                      Fiscal         Fiscal             Fiscal
                                                                       Year           Year               Year
(in thousands, except per share amounts and number of stores)          1992           1991               1990
- ------------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 1,750,266       $ 1,679,866       $ 2,140,868

Gross profit                                                      $   500,454       $   465,776       $   580,706

Net earnings (loss) applicable to
  common shareholders before extraordinary items                  $    24,385       $     7,637       $  (276,415)(1)


Net earnings (loss) applicable to common shareholders             $    47,264       $    20,117       $  (276,415)(1)


Fully-diluted earnings (loss)  per common share                   $      2.15(3)    $      0.92 (3)   $    (14.45)

Fully-diluted average shares outstanding                               21,982            21,982            19,131

FINANCIAL POSITION:

Total assets                                                      $   922,745       $   846,906       $   775,227

Working capital                                                   $   299,927       $   261,007       $   270,403

Liabilities subject to compromise (4)                             $   761,443       $   771,606       $   819,094

Long-term obligations                                             $         -       $         -       $     7,155

Long-term obligations under capital leases                        $   133,457       $   137,793       $   137,831

Redeemable preferred stock                                        $    31,481       $    29,049       $    26,654

Common shareholders' equity (deficit)                             $ ( 183,172)      $(  230,446)      $  (259,413)

Number of stores operated at period end                                   154               154               186 (5)

(1) Includes a $242.0 million pre-tax provision for store closing and restructuring costs.

(2) Includes a $258.2 million after-tax extraordinary gain on the discharge of prepetition debt.

(3) Fully-diluted earnings per share for fiscal years 1992 and 1991 include extraordinary credits per common share of $1.04 and
    $0.57, respectively, attributable to the realization of the benefit of tax loss carryforwards. Fully-diluted earnings per share for the thirty-five weeks ended October 2, 1993 includes an extraordinary gain per common share of $11.75 on discharge of prepetition debt.

(4) On February 4, 1991, the Company, its former parent, Hills Department Stores, Inc., and the five principal subsidiaries of the Company, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company reclassified certain current liabilities to Liabilities subject to compromise at February 3, 1991 (see Note 1 of Notes to
    Consolidated Financial Statements).

(5)  The Predecessor Company operated 214 stores at January 2, 1991 and closed 28 stores by year end.

(6) Reflects financial position of the Predecessor Company at October 2, 1993 prior to the confirmation of the Plan of
    Reorganization.

THE SELECTED FINANCIAL DATA SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

GENERAL

On October 4, 1993 (the "Effective Date"), Hills Stores Company (the "Company" or the "Successor Company") emerged from reorganization proceedings under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company, its former parent, Hills Department Stores, Inc. (the "Predecessor Company"), and the five principal subsidiaries of the Company, voluntarily filed petitions for reorganization under Chapter 11 on February 4, 1991 (the "Filing Date"). The Predecessor Company operated its business as a debtor-in-possession under Chapter 11 from the Filing Date until October 4, 1993.

The Plan of Reorganization (the "POR") provided for the Predecessor Company to be dissolved and the Company to succeed to and assume the Predecessor Company's former status as a holding company (see Note 1 of Notes to Consolidated Financial Statements).

In conjunction with its emergence from Chapter 11, the Company adopted fresh-start reporting as of October 2, 1993 in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7:
"Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (see Note 2 of Notes to Consolidated Financial Statements).

In connection with the adoption of fresh-start reporting and the consummation of the POR, a new entity was deemed created for financial reporting purposes. Accordingly, the consolidated financial statements for the periods subsequent to October 2, 1993 have been designated "Successor Company" to signify that they are those of the new entity for financial reporting purposes and have been prepared on a basis not comparable to prior periods.

To facilitate comparison of the Successor and Predecessor Companies' operating performances between fiscal years 1994, 1993 and 1992, the discussions below are presented using the pro forma results of combined operations of the Successor and Predecessor Companies for fiscal 1993 as presented in Note 3 of Notes to Consolidated Financial Statements. Consequently, the information presented below does not reflect the periods in the fifty-two weeks ended January 29, 1994 as they are presented in the Consolidated Financial Statements of Operations. The most significant pro forma adjustment to earnings before reorganization items, income taxes and extraordinary items is the increase in interest expense due to the pro forma issuance of the Senior Notes at January 31, 1993 (see Note 3 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JANUARY 28, 1995 (FISCAL 1994) VERSUS
    PRO FORMA COMBINED FISCAL YEAR ENDED JANUARY 29, 1994 (FISCAL 1993)

Sales increased 6.0% compared to fiscal 1993. This improvement was primarily attributable to increased hardlines sales, particularly in toys, all occasion, and areas associated with the home. In addition, modest gains in apparel sales, the opening of three new stores, and comparatively strong January 1995 sales due to the unusually bad weather conditions in January of the prior year also contributed to the sales increase. The strong fiscal 1994 Christmas season was highlighted by a fourth quarter comparable stores sales increase of 4.7%. Comparable store sales were $1.849 billion in fiscal 1994 versus $1.759 billion in fiscal 1993, a 5.1% increase.

Cost of sales as a percentage of sales was 71.6% in fiscal 1994 compared to 71.4% in fiscal 1993. The increase of 0.2% is due to a higher rate of markdowns, particularly in the apparel market, and an increase

FISCAL YEAR ENDED JANUARY 28, 1995 (FISCAL 1994) VERSUS
 PRO FORMA COMBINED FISCAL YEAR ENDED JANUARY 29, 1994 (FISCAL 1993) (CONTINUED)

in the provision for inventory shortage. These were partially offset by an improved purchase markup and an improvement in logistics costs due to operational efficiencies achieved at the Company's distribution center, which became fully operational in July 1993.

Selling and administrative expenses as a percentage of sales was 20.9% in fiscal 1994 compared to 21.4% in fiscal 1993, a 0.5% decrease. This improvement was primarily a result of the Company's focus on cost reduction, principally in payroll and payroll related expenses. This is the third consecutive year in which the Company has reduced selling and administrative expenses as a percentage of sales. A $4.5 million gain from the elimination of pension obligations, which were replaced by a company matching 401(k) plan, was also included in selling and administrative expenses.

Other income was $9.2 million in fiscal 1994 compared to $3.7 million in fiscal 1993, a $5.5 million increase. This increase was primarily due to a fourth quarter reversal of liabilities established in "fresh-start" accounting totalling $9.6 million which was partially offset by $2.2 million paid to the holders of the Company's Senior Notes in connection with the Company's self-tender for shares of its common stock (see Note 20 of Notes to Consolidated Financial Statements) and $2.2 million of additional amortization of deferred financing costs.

The Company's effective tax rate was 47.0% in fiscal 1994 compared to 48.1% in fiscal 1993, a 1.1% decrease resulting principally from the decrease in non-deductible goodwill amortization as a percentage of the related pre-tax earnings.

PRO FORMA COMBINED FISCAL YEAR ENDED JANUARY 29, 1994 (FISCAL 1993) VERSUS
  FISCAL YEAR ENDED JANUARY 30, 1993 (FISCAL 1992)

Sales increased 0.9% compared to fiscal 1992. This improvement was primarily attributable to the Company's strong sales performance during the fiscal 1993 Christmas season partially offset by weak sales results due to unusually bad weather conditions in the first quarter of fiscal 1993 and January 1994 and the closing of three stores in June 1993. The strong fiscal 1993 Christmas season was highlighted by a fourth quarter comparable store sales increase of 8.6% compared to fiscal 1992. Comparable store sales were $1.759 billion in fiscal 1993 versus $1.728 billion in fiscal 1992, a 1.8% increase.

Cost of sales as a percentage of sales was 71.4% in fiscal years 1993 and 1992. An improvement in purchase margin was offset by increases in markdowns and logistics costs. Logistics costs are expected to decline as a percentage of sales as the Company's new distribution facility begins to achieve economies of scale.

Selling and administrative expenses as a percentage of sales was 21.4% in fiscal 1993 compared to 21.9% in fiscal 1992, a 0.5% decrease. This improvement is primarily a result of the Company's continued focus on cost reduction, principally in payroll and payroll related expenses, and follows a 0.6% decrease in costs in 1992 versus 1991.

Depreciation and amortization as a percentage of sales was 2.0% in fiscal 1993 compared to 2.2% in fiscal 1992, a 0.2% decrease. This decrease is primarily a result of a pro forma January 31, 1993 revaluation and/or the change in the related estimated remaining useful lives of the Company's depreciable and amortizable assets in the pro forma implementation of fresh-start reporting.

PRO FORMA COMBINED FISCAL YEAR ENDED JANUARY 29, 1994 (FISCAL 1993) VERSUS
  FISCAL YEAR ENDED JANUARY 30, 1993 (FISCAL 1992) (CONTINUED)

Other interest expense was $23.1 million in fiscal 1993 compared to $5.9 million in fiscal 1992, a $17.2 million increase. This increase is primarily due to 12 months of pro forma interest expense on the Senior Notes of $16.4 million and pro forma amortization ($2.4 million) of deferred financing costs assumed to have been paid on January 31, 1993, related to securing the revolving credit facility.

Other income was $3.7 million in fiscal 1993 compared to $0.6 million in fiscal 1992, a $3.1 million increase. This increase is primarily due to the classification of $1.4 million of interest income as a reorganization item in fiscal 1992 versus other income in fiscal 1993 and a $0.9 million recovery in fiscal 1993 of a fully reserved note receivable.

The Company's effective tax rate was 48.1% in fiscal 1993 compared to 49.8% in fiscal 1992, a 1.7% decrease. This decrease resulted principally from the decrease of certain non-deductible reorganization costs and state and local income taxes, partially offset by an increase in non-deductible goodwill amortization as a percentage of the related pre-tax earnings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The discussion of the Company's financial condition, liquidity and capital resources that follows is based on the Company's financial position at January 28, 1995. The financial information of the Company generally is not comparable with the prior periods due to the POR and the effect of the implementation of fresh-start reporting as of October 2, 1993.

Hills Department Store Company, a wholly-owned subsidiary of the Company, entered into a three year unsecured revolving credit facility on October 4, 1993 (the "Facility") with Chemical Bank and a syndicate of other banks for $225 million, of which up to $75 million is available as a letter of credit facility (see Note 7 of Notes to Consolidated Financial Statements). All of the common stock of the Company's subsidiaries are pledged as collateral for the Facility, which is guaranteed by the Company. The Company had borrowings under the Facility for four days during fiscal 1994 and there was no outstanding balance at January 28, 1995. During the fiscal year ended January 28, 1995, average borrowings approximated $88,000 at an average interest rate of 9.25%, with peak borrowings at $8.0 million. Additionally, the Company met the economic performance requirements as defined in the Facility and qualified for a 1/4% interest rate reduction effective August 1, 1994. In fiscal 1995, there have not been any borrowings under the Facility through the date of this filing. The Company is in compliance with all of the Facility's restrictive covenants as of January 28, 1995.

The Company also has significant lease commitments which require cash outflows. Operating and capital lease payments in fiscal 1995, including rentals based on sales, are expected to approximate $57.9 million.

In fiscal 1994, the Company obtained $25.2 million of financing for certain of its real properties through sale/leaseback arrangements (see Note 10 of Notes to Consolidated Financial Statements).

To facilitate comparisons of cash flow information of the Successor and Predecessor companies, the following discussion is presented using the combined cash flow information of the Successor and Predecessor companies for the fifty-two weeks ended January 29, 1994. Fresh-start reporting has no impact on cash flow information. A summary of cash flow information and financial position is presented below (in thousands):

                                                                             Combined
                                                                          Successor and
                                                    Successor              Predecessor            Predecessor
                                                     Company                Companies               Company
                                                    Fiscal Year             Fifty-two             Fiscal Year
                                                      Ended                Weeks Ended               Ended
                                                   January 28,             January 29,            January 30,
                                                       1995                    1994                  1993
- -------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
  at beginning of period                           $    90,049             $   173,343           $   113,907
Net cash provided by operating activities              124,612                  50,022               105,587
Capital expenditures                               (    38,458)            (    30,232)          (    40,066)
Principal payments under capital lease
  obligations                                      (     5,529)            (     5,126)          (     4,806)
Sale/leaseback financing                                25,169                       -                     -
Cash distributions pursuant to the POR             (    14,419)            (    90,318)                    -
Other investing activities                                   -                       -                   780
Other financing activities                         (     1,373)            (     7,640)          (     2,059)
                                                    ----------              ----------            ----------
Cash and cash equivalents
  at end of period                                  $  180,051             $    90,049            $  173,343
                                                    ==========             ===========            ==========
Working capital at end of period                    $  241,486             $   171,440            $  299,927
                                                    ==========             ===========            ==========

The Company's working capital as of January 28, 1995 increased by $70.0 million from January 29, 1994. This increase is principally due to net cash provided by operations and cash from the sale/leaseback transactions, partially offset by capital expenditures.

Net cash provided by operating activities for the fiscal year ended January 28, 1995 increased $74.6 million compared to fiscal year ended January 29, 1994. This increase is primarily due to a decrease in inventories from fiscal 1993 due to the Company's emphasis during the year on improving inventory turnover and an increase from fiscal 1993 in days accounts payable outstanding due to normal seasonal factors, reduced by an increase in deferred tax assets of $31.0 million. Over the past four years, the Company has generated positive cash flows from operations in excess of its capital expenditure requirements.

Capital expenditures, primarily for the remodeling and upgrading of existing stores and the opening of five new stores, were $38.5 million during fiscal 1994. The Company expects to complete the remainder of its store remodeling program in fiscal 1995. During fiscal 1995, capital expenditures are expected to approximate $65 million, with 10 to 15 new store openings.

In August 1994, Dickstein Partners, L.P., et al. ("Dickstein") commenced a consent solicitation to replace four members of the Board of Directors with Dickstein nominees (see Note 19 of Notes to Consolidated Financial Statements). In response to the consent solicitation, the Company's Board of Directors announced a program to enhance shareholder value, including the approval of a self-tender for three million shares of the Company's common stock for $25 per share (see Note 20 of Notes to Consolidated

Financial Statements) and the implementation of a growth program which includes remodeling, opening new stores, and the continuation of operating improvement programs. The Company completed the self-tender offer in March 1995 and purchased, with cash on hand, three million shares of common stock for $75.0 million.

Management believes that amounts available under the Company's current borrowing agreement, together with cash from operations, will enable the Company to fund its current liquidity and capital expenditure requirements.

OTHER MATTERS

SEASONALITY

The Company's business is highly seasonal due to increased consumer buying for back-to-school needs and Christmas. The second half of each year provides the major portion of the Company's annual sales and operating earnings with operating earnings particularly concentrated in the Christmas selling season.

INFLATION

The Company, although subject to the effects of changing prices, generally has experienced a lesser rate of inflation than the economy as a whole. The Company uses the LIFO inventory accounting method for financial reporting purposes because it is believed to provide a better matching of current costs with revenues than does the FIFO method. Consequently, the cost of goods sold included in the results of operations is already adjusted for inflation.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

See accompanying pages F-1 through F-23.

Information called for by this item can be found at the pages listed in the following index.

                                INDEX TO FINANCIAL STATEMENTS


Hills Stores Company and Subsidiaries                                                    Page
                                                                                         ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   F-3
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .   F-4
Consolidated Statements of Common Shareholders' Equity .  . . . . . . . . . . . . . . .   F-5
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   F-6

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

Not applicable.

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

Incorporated by reference from the item entitled "Information about Nominees" in the proxy statement dated May 5, 1995 for the annual meeting of stockholders to be held June 12, 1995, except for information regarding executive officers of the Company, which information is furnished in a separate item captioned "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

Incorporated by reference from the item entitled "Executive Compensation" in the proxy statement dated May 5, 1995 for the annual meeting of stockholders to be held June 12, 1995.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

Incorporated by reference from the item entitled "Beneficial Ownership" in the proxy statement dated May 5, 1995 for the annual meeting of stockholders to be held June 12, 1995.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

Incorporated by reference from the items entitled "Information about Nominees", "Employment Contracts" and "Compensation of Directors" in the proxy statement dated May 5, 1995 for the annual meeting of stockholders to be held June 12, 1995.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

(a)  Documents filed as part of this report:

1.  Financial statements

         Report of Independent Accountants                                  F-1
         Consolidated Balance Sheets                                        F-2
         Consolidated Statements of Operations                              F-3
         Consolidated Statements of Cash Flows                              F-4
         Consolidated Statements of Common Shareholders' Equity             F-5
         Notes to Consolidated Financial Statements                         F-6

2.  Financial statement schedule

           I    Report of Independent Accountants                           S-1
           II   Valuation and Qualifying Accounts                           S-2

Schedules other than these listed above are omitted because they are not required, not applicable, or the information is otherwise included in the financial statements.

3. Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to certain registration statements and periodic reports set forth in the footnotes following this exhibit list and are hereby incorporated by reference pursuant to Rule 411 promulgated under the Securities Act and Rule 24 of the Commission's Rules of Practice. The location of each document so incorporated by reference is indicated by footnote.

2.1 (3) First Amended Consolidated Plan of Reorganization, dated as of July 16, 1993.

2.2 (3)   September 10, 1993 Amendment to such Plan of Reorganization.

3.1 Amended and Restated Certificate of Incorporation of the Company, dated September 27, 1993.

3.2 Amendment dated January 18, 1995 to the Certificate of Incorporation of the Company.

3.3 (6)   Amended and Restated By-Laws of the Company.

4.1 (1) Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred Stock of the Company.

4.2 (5)   Form of Series 1993 Stock Right.

4.3 (1)   Indenture relating to the 10.25% Senior Notes Due 2003 of the Company.

4.4 (2) Series 1993 Warrant Agreement dated October 4, 1993 between the Company and Chemical Bank, as warrant agent.

4.5 (6) Rights Agreement dated as of August 16, 1994 between the Company and Chemical Bank, as Rights Agent.

4.6 (6) Form of Certificate of the Voting Powers, Preferences and other designated attributes of Series B Participating Cumulative Preferred Stock of the Company (which is attached as Exhibit A to the Rights Agreement incorporated by reference as Exhibit 4.5 hereto).

4.7 (6) Form of Right Certificate (which is attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.5 hereto).

10.1 (4)*  Employment Agreement with Michael Bozic, dated March 10, 1993.

10.2 (4)*  Consulting Agreement with Norman S. Matthews, dated March 10, 1993.

10.3 (4)*  Form of individual Employment Agreements entered into in March 1993 with, respectively, Messrs. Reen, Samuto, Smailes and Stevenish.

10.4 (6)*  Form of Employment Agreement made as of August 19, 1994 with Michael
           Bozic.

10.5 (6)*  Form of Employment Agreement made as of August 19, 1994 with
           Andrew J. Samuto.

10.6 (6)*  Form of Employment Agreement made as of August 19, 1994 with
           John G. Reen.

10.7 (6)*  Form of Employment Agreement made as of August 19, 1994 with E.
           Jackson Smailes.

10.8 (6)*  Form of Employment Agreement made as of August 19, 1994 with
           Robert J. Stevenish.

10.9 (6)*  Form of Consulting Agreement made as of August 19, 1994 with
           Norman S. Matthews.

10.10(5)*  1993 Incentive and Nonqualified Stock Option Plan.

10.11(2) Credit Agreement dated as of October 4, 1993 among HDSC, Hills Stores Company, the Lenders named therein and Chemical Bank, as Administrative Agent and Fronting Bank ("Chemical Bank Agreement").

10.12* Form of individual Employment Agreements dated September 30, 1994 with, respectively, Messrs. Bozic, Reen, Samuto, Smailes and Stevenish, accompanied by Schedule A from each individual agreement setting forth the office, term, compensation, etc., applicable to each such person.

10.13*     Consulting Agreement with Norman S. Matthews dated September 30,
           1994.

11.1       Computation of earnings per share.

21         Subsidiaries.

23         Consent of Coopers & Lybrand.

24         Powers of Attorney of directors and officers of the Company.

27         Financial Data Schedule.

____________________

*  Executive Compensation Plans and Arrangements.

1. Incorporated by reference from the Form 8-A of the Company filed on October 5, 1993.

2. Incorporated by reference from the Report on Form 8-K of the Company dated October 4, 1993.

3. Incorporated by reference from the Report on Form 8-K of Hills Department Stores, Inc. dated September 10, 1993 (same Commission File No. 1-9505)

4. Incorporated by reference from the Annual Report on Form 10-K of Hills Department Stores, Inc. for the fiscal year ended January 30, 1993.

5. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

6. Incorporated by reference from the Form 8-K of the Company dated August 23, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on April 14, 1995.

                                           HILLS STORES COMPANY

                                           By: /s/ William K. Friend
                                               ------------------------
                                               William K. Friend
                                               Vice President-Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated in which they act for the Registrant and on the date indicated.

           *                      Chairman of the Board of
- ----------------------------      the Company and Hills Department
Thomas H. Lee                     Store Company                                      April 14, 1995


           *                      Director, President and
- ----------------------------      Chief Executive Officer of the Company
Michael Bozic                     and Hills Department Store Company
                                  (Principal Executive Officer)                      April 14, 1995


           *                      Director and Executive Vice President-
- ----------------------------      Chief Financial Officer (Principal Financial
John G. Reen                      Officer) of the Company and Hills Department
                                  Store Company
                                                                                     April 14, 1995

           *                      Director of the Company
- ----------------------------      and Hills Department Store Company                 April 14, 1995
Susan E. Engel

           *                      Director of the Company
- ----------------------------      and Hills Department Store Company                 April 14, 1995
Richard B. Loynd

           *                      Director of the Company
- ----------------------------      and Hills Department Store Company                 April 14, 1995
Norman S. Matthews

           *                      Director of the Company
- ----------------------------      and Hills Department Store Company                 April 14, 1995
James L. Moody, Jr.

           *                      Vice President-Controller (Principal Accounting
- ----------------------------      Officer) of the Company and Hills Department
Kim D. Ahlholm                    Store Company                                      April 14, 1995

*By: /s/ William K. Friend
     ----------------------------
 William K. Friend
 Attorney-In-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Hills Stores Company and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Hills Stores Company and Subsidiaries as of January 28, 1995, and January 29, 1994, and the related consolidated statements of operations, cash flows and common shareholders' equity for the year ended January 28, 1995, the seventeen week period ended January 29, 1994, the thirty-five week period ended October 2, 1993 and the year ended January 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hills Stores Company and Subsidiaries as of January 28, 1995, and January 29, 1994 and the consolidated results of its operations and its cash flows for the year ended January 28, 1995, the seventeen week period ended January 29, 1994, the thirty-five week period ended October 2, 1993 and the year ended January 30, 1993 in conformity with generally accepted accounting principles.

On October 4, 1993, the Company emerged from reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. As described in Note 2 to the consolidated financial statements, the Company accounted for this reorganization and adopted "fresh-start reporting" as of October 2, 1993. As a result, the statement of operations for the year ended January 28, 1995 and for the seventeen week period ended January 29, 1994 are not comparable to the Company's consolidated statements of operations for prior periods.

                                                    Coopers & Lybrand L.L.P.




Boston, Massachusetts
March 10, 1995

HILLS STORES COMPANY AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                               January 28,                  January 29,
(dollars in thousands)                                                             1995                        1994
- -----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $   180,051                   $   90,049
  Trade receivables, less allowance for doubtful accounts
    of $4,228 and $5,497                                                           23,471                       23,368
  Inventories                                                                     313,851                      326,465
  Deferred tax asset (Note 17)                                                     20,923                            -
  Other current assets                                                              4,743                        4,647
                                                                              -----------                   ----------
    Total current assets                                                          543,039                      444,529

Property and equipment, net (Note 5)                                              154,950                      132,431
Property under capital leases, net (Note 9)                                       124,108                      134,476
Beneficial lease rights, net (Note 4)                                               9,075                        9,902
Other assets, net                                                                   6,380                        9,555
Deferred tax asset (Note 17)                                                       10,061                            -
Reorganization value in excess of amounts allocable to
  identifiable assets, net (Note 4)                                               144,765                      176,728
                                                                              -----------                   ----------
                                                                              $   992,378                   $  907,621
                                                                              ===========                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of capital leases (Note 9)                                  $     6,121                   $    5,532
  Accounts payable, trade                                                          82,943                       64,192
  Other accounts payable and accrued expenses (Note 6)                            212,489                      203,365
                                                                              -----------                   ----------
    Total current liabilities                                                     301,553                      273,089

Senior notes (Note 8)                                                             160,000                      160,000
Obligations under capital leases (Note 9)                                         124,508                      130,626
Financing obligation - sale/leaseback (Note 10)                                    25,169                            -
Other liabilities                                                                  10,263                       13,671

Commitments and contingencies (Note 19)                                                 -                            -

Preferred stock, at mandatory redemption value (Note 12)                           64,144                      100,000

Common shareholders' equity (Notes 13 and 14):
  Common stock, 50,000,000 shares of $0.01 par value authorized
       10,804,784 and 9,000,000 shares issued and outstanding,
       respectively                                                                   108                           90
  Additional paid-in capital                                                      229,967                      193,910
  Retained earnings                                                                76,666                       36,235
                                                                              -----------                   ----------
    Total common shareholders' equity                                             306,741                      230,235
                                                                              -----------                   ----------
                                                                              $   992,378                   $  907,621
                                                                              ===========                   ==========


See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  Successor        PRO FORMA      Successor
                                                                   Company          COMBINED      Company
                                                                 Fiscal Year       FIFTY-TWO     Seventeen
                                                                    Ended         WEEKS ENDED     Weeks Ended
                                                                 January 28,      JANUARY 29,   January 29,
(in thousands, except per share amounts)                             1995            1994           1994
- ----------------------------------------------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                                                                   (NOTE 3)
Net sales                                                       $  1,872,021   $  1,765,533    $  772,685   ||
                                                                                                            ||
Cost of sales                                                      1,340,221      1,259,950       549,651   ||
                                                                                                            ||
Selling and administrative expenses                                  390,397        378,357       138,360   ||
                                                                                                            ||
Depreciation and amortization                                         35,648         34,761        11,328   ||
                                                                ------------   ------------    ----------   ||
Operating earnings                                                   105,755         92,465        73,346   ||
                                                                                                            ||
Other income (expense):                                                                                     ||
  Capital lease interest                                       (      14,707) (      15,141)  (     5,029)  ||
                                                                                                            ||
  Other interest (Note 1)                                      (      24,005) (      23,138)  (     8,112)  ||
                                                                                                            ||
  Other income, net                                                    9,241          3,692         2,639   ||
                                                                ------------   ------------    ----------   ||
                                                               (      29,471) (      34,587)  (    10,502)  ||
                                                                ------------   ------------    ----------   ||
                                                                      76,284         57,878        62,844   ||
                                                                                                            ||
Reorganization items, net                                                  -              -             -   ||
                                                                ------------   ------------    ----------   ||
                                                                      76,284         57,878        62,844   ||
                                                                                                            ||
Income taxes (Note 17)                                                35,853         27,837        26,609   ||
                                                                ------------   ------------    ----------   ||
                                                                      40,431         30,041        36,235   ||
                                                                                                            ||
Extraordinary credit - benefit of net operating loss                                                        ||
  carryforward (Note 17)                                                   -              -             -   ||
                                                                                                            ||
Extraordinary gain on discharge of prepetition                                                              ||
  debt (Note 1)                                                            -              -             -   ||
                                                                ------------   ------------    ----------   ||
                                                                                                            ||
Net earnings                                                          40,431         30,041        36,235   ||
                                                                                                            ||
Preferred dividend requirements                                            -              -             -   ||
                                                                ------------   ------------    ----------   ||
Net earnings applicable to common shareholders                  $     40,431   $     30,041    $   36,235   ||
                                                                ============   ============    ==========   ||
Primary earnings (loss) per common share (Note 18):                                                         ||
  Earnings (loss) before extraordinary items                    $       2.87   $       2.14       $  2.58   ||
                                                                                                            ||
  Extraordinary credit - benefit of net operating loss                                                      ||
    carryforward                                                           -              -             -   ||
                                                                                                            ||
  Extraordinary gain on discharge of prepetition debt                      -              -             -   ||
                                                                ------------   ------------     ---------   ||
  Net earnings applicable to common shareholders                $       2.87   $       2.14     $    2.58   ||
                                                                ============   ============     =========   ||
Fully-diluted earnings (loss) per common                                                                    ||
  share (Note 18):                                                                                          ||
  Earnings (loss) before extraordinary items                    $       2.73   $       2.03       $  2.45   ||
                                                                                                            ||
  Extraordinary credit - benefit of net operating loss                                                      ||
    carryforward                                                           -              -             -   ||
                                                                                                            ||
  Extraordinary gain on discharge of prepetition debt                      -              -             -   ||
                                                                ------------   ------------     ---------   ||
  Net earnings applicable to common shareholders                $       2.73   $       2.03     $    2.45   ||

                                                               Predecessor Company
                                                          ----------------------------
                                                          Thirty-five     Fiscal Year
                                                          Weeks Ended         Ended
                                                           October 2,      January 30,
(in thousands, except per share amounts)                      1993             1993
- --------------------------------------------------------------------------------------
Net sales                                                $    992,848     $  1,750,266

Cost of sales                                                 710,299        1,249,812

Selling and administrative expenses                           239,997          383,581

Depreciation and amortization                                  27,978           38,959
                                                         ------------     ------------
Operating earnings                                             14,574           77,914

Other income (expense):
  Capital lease interest                                 (     10,284)    (     16,151)

  Other interest (Note 1)                                (      3,364)    (      5,865)

  Other income, net                                               231              635
                                                         ------------     -------------
                                                         (     13,417)    (     21,381)
                                                         ------------     -------------
                                                                1,157           56,533

Reorganization items, net                                (      9,242)    (      3,128)
                                                         ------------     ------------
                                                         (      8,085)          53,405

Income taxes (Note 17)                                              -           26,588
                                                         ------------     ------------
                                                         (      8,085)          26,817

Extraordinary credit - benefit of net operating loss
  carryforward (Note 17)                                                        22,879
                                                                    -
Extraordinary gain on discharge of prepetition
  debt (Note 1)                                               258,239                -
                                                         ------------     ------------

Net earnings                                                  250,154           49,696


Preferred dividend requirements                          (      1,662)    (      2,432)
                                                         ------------     ------------
Net earnings applicable to common shareholders           $    248,492     $     47,264
                                                         ============     ============
Primary earnings (loss) per common share (Note 18):
  Earnings (loss) before extraordinary items             $(      0.49)    $       1.23
  Extraordinary credit - benefit of net operating loss
    carryforward                                                    -             1.16
  Extraordinary gain on discharge of prepetition debt           13.07                -
                                                         ------------     ------------
  Net earnings applicable to common shareholders         $      12.58     $       2.39
                                                         ============     ============
Fully-diluted earnings (loss) per common
  share (Note 18):
  Earnings (loss) before extraordinary items             $(      0.45)    $       1.11
  Extraordinary credit - benefit of net operating loss
    carryforward                                                    -             1.04

  Extraordinary gain on discharge of prepetition debt           11.75                -
                                                         ------------     ------------
  Net earnings applicable to common shareholders         $      11.30     $       2.15
                                                         ============     ============

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Successor Company                 Predecessor Company
                                                                ----------------------------          ---------------------------
                                                               Fiscal Year      Seventeen           Thirty-five      Fiscal Year
                                                                  Ended        Weeks Ended          Weeks Ended         Ended
                                                               January 28,      January 29,         October 2,       January 30,
(in thousands)                                                     1995            1994                1993             1993
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                          ||
                                                                                               ||
Net earnings                                                   $   40,431      $     36,235    ||  $    250,154      $  49,696
Adjustments to reconcile net earnings to net cash                                              ||
  provided by operating activities before                                                      ||
  reorganization items:                                                                        ||
  Depreciation and amortization                                    40,436            12,113    ||        28,780         41,622
  Gain on termination of pension plan                         (     4,479)                -    ||             -              -
  Decrease in deferred tax assets recognized through a                                         ||
    reduction in reorganization value in excess of amounts                                     ||
    allocable to identifiable assets                               22,977            24,281    ||             -              -
  Increase in deferred tax assets                             (    30,984)                -    ||             -              -
  Decrease (increase) in accounts receivable and other                                         ||
    current assets                                            (       199)           12,513    ||  (     19,485)    (      173)
  Decrease (increase) in inventories                               12,614            81,736    ||  (    141,704)    (   15,850)
  Increase (decrease) in accounts payable and other                                            ||
    accrued expenses                                               43,044      (     40,229)   ||        61,087         38,621
  Other, net                                                          772               308    ||         2,761          1,824
                                                               ----------       -----------        ------------     ----------
    Net cash provided by operating activities                                                  ||
       before reorganization items                                124,612           126,957    ||       181,593        115,740
Reorganization items:                                                                          ||
  Decrease in liabilities subject to compromise                         -                 -    ||  (      6,274)    (   10,153)
  Fresh-start revaluation                                               -                 -    ||         5,985              -
  Extraordinary gain on discharge of prepetition debt                   -                 -    ||  (    258,239)             -
                                                               ----------       -----------         -----------      ---------
    Net cash provided by (used for) operating activities          124,612           126,957    ||  (     76,935)       105,587
                                                                                               ||
CASH FLOWS FROM INVESTING ACTIVITIES:                                                          ||
                                                                                               ||
  Capital expenditures                                        (    38,458)     (      3,070)   ||  (     27,162)    (   40,066)
  Other investing activities                                            -                 -    ||             -            780
                                                               ----------       -----------        ------------      ---------
    Net cash used for investing activities                    (    38,458)     (      3,070)   ||  (     27,162)    (   39,286)
                                                                                               ||
CASH FLOWS FROM FINANCING ACTIVITIES:                                                          ||
                                                                                               ||
  Principal payments under capital lease obligations          (     5,529)     (      1,726)   ||  (      3,400)    (    4,806)
  Proceeds from sale/leaseback financing                           25,169                 -    ||             -              -
  Cash distributions pursuant to the Plan                                                      ||
    of Reorganization                                         (    14,419)     (     85,153)   ||  (      5,165)             -
  Other financing activities                                  (     1,373)     (        196)   ||  (      7,444)    (    2,059)
                                                               ----------       -----------         -----------      ---------
    Net cash provided by (used for) financing activities            3,848      (     87,075)   ||  (     16,009)    (    6,865)
                                                               ----------       -----------         -----------      ---------
                                                                                               ||
Net increase (decrease) in cash and cash equivalents               90,002            36,812    ||  (    120,106)        59,436
                                                                                               ||
Cash and cash equivalents at beginning of period                   90,049            53,237    ||       173,343        113,907
                                                               ----------       -----------        ------------      ---------
                                                                                               ||
Cash and cash equivalents at end of period                     $  180,051       $    90,049    ||  $     53,237      $ 173,343
                                                               ==========       ===========        ============      =========

See Notes to Consolidated Financial Statements
                                                             F-4

HILLS STORES COMPANY AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                                                                  Common
                                             Common Stock       Additional   Retained      Treasury Stock       Shareholders'
                                           -----------------     Paid-in     Earnings     ----------------        Equity
(dollars in thousands)                    Shares      Amount     Capital    (Deficit)       Shares  Amount       (Deficit)
- -----------------------------------------------------------------------------------------------------------------------------
Predecessor Company balance
  - February 1, 1992                   19,783,364    $ 198       $ 65,205    $ (295,756)     26,688   $(93)      $(230,446)

Conversion of 11% Convertible
  Junior Subordinated Debentures              714        -             10             -           -      -              10
Preferred stock dividend requirements           -        -              -        (2,432)          -      -          (2,432)
Net earnings                                    -        -              -        49,696           -      -          49,696
                                      -------------------------------------------------------------------------------------
Predecessor Company balance
  - January 30, 1993                   19,784,078      198         65,215      (248,492)     26,688    (93)       (183,172)
Preferred stock dividend requirements           -        -              -        (1,662)          -      -          (1,662)
Net earnings                                    -        -              -       250,154           -      -         250,154
Cancellation of Predecessor
  Company common stock                (19,784,078)    (198)       (65,215)            -     (26,688)    93         (65,320)
                                      -------------------------------------------------------------------------------------
Predecessor Company balance
  - October 2, 1993                             -    $   -       $      -    $        -           -   $  -       $       -
                                      =====================================================================================
= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

Issuance of Successor Company
  common stock - October 2, 1993        9,000,000    $  90       $193,910    $        -           -   $  -       $ 194,000
Net earnings                                    -        -              -        36,235           -      -          36,235
                                      -------------------------------------------------------------------------------------
Successor Company balance
  - January 29, 1994                    9,000,000       90        193,910        36,235           -      -         230,235
Conversion of Preferred Stock           1,792,805       18         35,838             -           -      -          35,856
Exercise of Stock Options                  11,979        -            219             -           -      -             219
Net earnings                                    -        -              -        40,431           -      -          40,431
                                      -------------------------------------------------------------------------------------
Successor Company balance
  - January 28, 1995                   10,804,784    $ 108       $229,967    $   76,666          -    $  -       $ 306,741
                                      =====================================================================================

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. REORGANIZATION
   --------------

On October 4, 1993 (the "Effective Date"), Hills Stores Company (the "Company" or the "Successor Company") and certain of its principal subsidiaries emerged from reorganization proceedings under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company, its former parent, Hills Department Stores, Inc. (the "Predecessor Company"), and the five principal subsidiaries of the Company voluntarily filed petitions for reorganization under Chapter 11 on February 4, 1991 (the "Filing Date"). The Predecessor Company operated its business as a debtor-in-possession under Chapter 11 from the Filing Date until October 4, 1993.

In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Predecessor Company's other interest expense excluded contractual interest of $40.4 million and $60.3 million for the thirty-five weeks ended October 2, 1993 and fiscal year ended January 30, 1993, respectively.

The Plan of Reorganization (the "POR") provided for the Predecessor Company to be dissolved and the Company to succeed to and assume the Predecessor Company's former status as a holding company by transferring to Hills Department Store Company, a newly formed operating subsidiary of the Company, all of the assets, property and interest of the Company as of the Effective Date. Prepetition claims and interests were cancelled in exchange for cash, senior notes, securities, warrants and rights which were less in value than the value of the allowed claims on and interests in the Predecessor Company and its subsidiaries; accordingly, the Predecessor Company recorded an extraordinary gain of $258.2 million related to the discharge of prepetition liabilities in the period ended October 2, 1993. The Consolidated Financial Statements presume full issuance of all common stock, preferred stock, stock rights and senior notes in accordance with the POR.

2. FRESH-START REPORTING
   ---------------------

During the bankruptcy proceedings, the consolidated financial statements of the Predecessor Company were presented in accordance with SOP 90-7. Pursuant to SOP 90-7, the Successor Company adopted fresh-start reporting as of October 2, 1993. Under fresh-start reporting, a new reporting entity is created and recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Financial statements for the period prior to October 2, 1993, have been designated as those of the Predecessor Company. Black lines have been drawn to separate the Successor Company financial statements from the Predecessor Company financial statements to signify that they are those of a new reporting entity and have been prepared on a basis not comparable to prior periods. Adjustments to the Predecessor Company's balance sheet as of October 2, 1993 to reflect the discharge of pre-petition debt and fresh-start reporting adjustments are presented in the table on the following page (in thousands):

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  FRESH-START REPORTING (CONTINUED)
    ---------------------------------
                                              Predecessor                                                       Successor
                                                Company           Debt Discharge            Fresh-start          Company
                                              ---------------------------------------------------------------------------
ASSETS
Current assets:

  Cash and cash equivalents                    $   59,789           $   (6,552) (a)      $        -            $   53,237

  Trade receivables, net                           41,838                    -               (5,612) (e)           36,226

  Inventories                                     407,237                    -                  964  (c)          408,201

  Other current assets                             14,852                    -              (10,550) (d)            4,302
                                               --------------------------------------------------------------------------
   Total current assets                           523,716               (6,552)             (15,198)              501,966

Property and equipment, net                       133,364                    -                  269  (e)          133,633

Property under capital leases, net                119,014                    -               18,870  (e)          137,884

Beneficial lease rights, net                       48,703                    -              (38,530) (e)           10,173

Other assets, net                                  15,164                6,552  (a)         (11,952) (e)            9,764

Goodwill, net                                     132,877                    -             (132,877) (i)                -

Reorganization value in excess of
  amounts allocable to identifiable assets              -                    -              204,417  (j)          204,417
                                               --------------------------------------------------------------------------
                                               $  972,838           $        -           $   24,999            $  997,837
                                               ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of capital leases            $    5,360           $        -           $    1,640  (e)       $    7,000

  Accounts payable, trade                         119,154                    -                    -               119,154

  Other accounts payable and
   accrued expenses                                97,222              135,293  (b)          41,270  (f)          273,785
                                               --------------------------------------------------------------------------
   Total current liabilities                      221,736              135,293               42,910               399,939

Senior notes                                            -              160,000  (b)               -               160,000

Obligations under capital leases                  122,230                    -                8,654  (e)          130,884

Other liabilities                                  27,494                6,100  (b)         (20,580) (g)           13,014

Liabilities subject to compromise                 755,169             (755,169) (b)               -                     -


Preferred stock                                    33,143               66,857  (b)               -               100,000


Common shareholders' equity (deficit):
  Common stock                                        198                 (108) (b)               -                    90

  Additional paid-in capital                       65,215              128,695  (b)               -               193,910

  Retained earnings (deficit)                    (252,254)             258,239  (b)          (5,985) (h)                -
                                               --------------------------------------------------------------------------
                                                 (186,841)             386,826               (5,985)              194,000
  Less-treasury stock                                 (93)                  93  (b)               -                     -
                                              ---------------------------------------------------------------------------
   Total common shareholders'
     equity (deficit)                            (186,934)             386,919               (5,985)              194,000
                                               --------------------------------------------------------------------------
                                               $  972,838           $        -           $   24,999            $  997,837
                                               ==========================================================================

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  FRESH-START REPORTING (CONTINUED)
    ---------------------------------

(a) Represents financing costs paid to secure the new revolving credit facility upon emergence from Chapter 11.

(b) Reflects the settlement of liabilities subject to compromise and cancellation of old preferred stocks and old common stock in exchange for cash, senior notes, new preferred stock, new common stock, stock rights and stock warrants, resulting in an extraordinary gain on debt discharge of $258.2 million.

(c) Represents revaluation of last-in, first-out (LIFO) inventories to estimated fair value as of October 2, 1993.

(d) Reflects reversal of deferred tax assets by approximately $10.5 million in accordance with fresh-start reporting.

(e) Reflects fair value adjustment as of October 2, 1993 in accordance with fresh-start reporting.

(f) Reflects accrued liabilities of the Successor Company arising out of the reorganization including legal and professional fees, a provision for consolidating and relocating certain facilities, the refinancing of long-term liabilities and other reorganization related expenses.

(g) Reflects reversal of deferred tax liabilities by approximately $10.5 million in accordance with fresh-start reporting and fair value adjustments decreasing pension obligations by approximately $8.7 million and other liabilities by approximately $1.4 million as of October 2, 1993.

(h) Reflects adjustment to eliminate the Predecessor Company's retained earnings in accordance with fresh-start reporting.

(i) Reflects adjustment to eliminate the Predecessor Company goodwill as of October 2, 1993 in accordance with fresh-start reporting.

(j) Reflects adjustment to record reorganization value in excess of amounts allocable to identifiable assets as of October 2, 1993 in accordance with fresh-start reporting.

3. PRO FORMA COMBINING STATEMENTS OF OPERATIONS
   --------------------------------------------

The following unaudited Pro Forma Combining Statements of Operations present the pro forma combined results of the operations of the Successor and Predecessor companies for the fifty-two weeks ended January 29, 1994 and have been adjusted to reflect: the implementation of fresh-start reporting as of January 31, 1993, elimination of the effects of non-recurring transactions resulting from the reorganization included in the results of the Predecessor Company, and payment to creditors pursuant to the POR as of January 31, 1993. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations.

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  PRO FORMA COMBINING STATEMENTS OF OPERATIONS (CONTINUED)
    --------------------------------------------------------

PRO FORMA COMBINED FIFTY-TWO WEEKS ENDED JANUARY 29, 1994 (UNAUDITED)
(in thousands, except per share amounts)
                                              Successor          Predecessor                              Pro Forma
                                               Company             Company                                Combined
                                              Seventeen          Thirty-five                             Fiscal Year
                                             Weeks Ended         Weeks Ended                                Ended
                                             January 29,         October 2,            Pro Forma         January 29,
                                                1994                 1993             Adjustments           1994
                                            ------------------------------------------------------------------------
  Net sales                                  $   772,685         $   992,848        $        -          $  1,765,533
  Cost of sales                                  549,651             710,299                 -             1,259,950
  Selling and administrative expenses            138,360             239,997                 -               378,357
  Depreciation and amortization                   11,328              27,978            (4,545)   (a)         34,761
                                            ------------------------------------------------------------------------

  Operating earnings                              73,346              14,574             4,545                92,465

  Capital lease interest                          (5,029)            (10,284)              172    (b)        (15,141)
  Other interest                                  (8,112)             (3,364)          (11,662)   (c)        (23,138)
  Other income, net                                2,639                 231               822    (d)          3,692
                                            ------------------------------------------------------------------------
                                                  62,844               1,157            (6,123)               57,878
  Reorganization items:
   Professional fees                                   -              (6,045)            6,045    (e)              -
   Fresh-start revaluation                             -              (5,985)            5,985    (e)              -
   Interest income                                     -               2,788            (2,788)   (e)              -
                                            ------------------------------------------------------------------------
  Earnings (loss) before income taxes
   and extraordinary gain                         62,844              (8,085)            3,119                57,878

  Income taxes                                    26,609                   -             1,228    (f)         27,837
                                            ------------------------------------------------------------------------
                                                  36,235              (8,085)            1,891                30,041

  Extraordinary gain on discharge of
   prepetition debt                                    -             258,239          (258,239)   (e)              -
                                            ------------------------------------------------------------------------

  Net earnings                                    36,235             250,154          (256,348)               30,041

  Preferred dividend requirements                      -              (1,662)            1,662    (e)              -
                                            ------------------------------------------------------------------------
  Net earnings applicable to
   common shareholders                       $    36,235         $   248,492        $ (254,686)         $     30,041
                                            ========================================================================
  Primary earnings per share
   applicable to common
   shareholders                              $      2.58   (g)                                          $       2.14  (g)
                                            ============                                                ============
  Fully-diluted earnings per share
   applicable to common
   shareholders                              $      2.45   (g)                                          $       2.03  (g)
                                            ============                                                ============

                                                             F-9

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  PRO FORMA COMBINING STATEMENTS OF OPERATIONS (CONTINUED)
    --------------------------------------------------------

(a) Reflects the impact of the revaluation and/or the change in the related estimated remaining useful lives of property and equipment, property under capital leases and beneficial lease rights in connection with fresh-start reporting, the pro forma twelve month amortization of the Successor Company's reorganization value in excess of amounts allocable to identifiable assets and the elimination of the Predecessor Company's goodwill amortization.

(b) Reflects the impact on interest expense due to the revaluation of capital lease obligations.

(c) Reflects interest expense on the senior notes, the revolving credit facility based on estimated cash requirements and the amortization of deferred financing costs related to securing the revolving credit facility.

(d) Reflects pro forma interest income after taking into consideration distributions in accordance with the POR.

(e) Reflects elimination of reorganization items, gain on debt discharge and preferred dividend requirements.

(f)  Reflects the income tax effect of the pro forma adjustments.

(g) Pro forma primary and fully-diluted earnings per share were calculated based on an estimated fifty-two week weighted average shares outstanding for the period ended January 29, 1994 of 14,056,470 and 14,794,492, respectively.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BASIS OF REPORTING

The Company operates, through its wholly-owned subsidiary Hills Department Store Company, a chain of discount department stores. The consolidated financial statements include the accounts of the Successor Company and the Predecessor Company and their wholly- owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain Predecessor Company amounts were reclassified to conform to the Successor Company presentation. The Company's fiscal year ends on the Saturday closest to January 31. For financial reporting purposes, fiscal 1993 has been segregated into two periods: the Successor Company seventeen weeks ended January 29, 1994 and the Predecessor Company thirty-five weeks ended October 2, 1993.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose cost approximates market value due to the short maturity of the investments.

INVENTORIES

Inventories are valued using the retail method on the lower of last-in, first-out (LIFO) cost or market basis. In connection with fresh-start reporting, a new LIFO base layer was established based on

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ------------------------------------------------------

INVENTORIES (CONTINUED)

inventory levels as of October 2, 1993. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets, which is twenty-seven years for buildings and range from five to eight years for machinery, furniture and fixtures. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the lease term, considering renewal options that are likely to be exercised, or the estimated useful life of the related asset. Leasehold improvements are amortized principally over a fifteen year period.

DEFERRED FINANCING COSTS

Deferred financing costs included in other assets are being amortized on a straight-line basis over the estimated life of the related debt. Accumulated amortization of deferred financing costs was $5,507,000 at January 28, 1995 and $807,000 at January 29, 1994.

INTANGIBLE ASSETS

Beneficial lease rights are amortized using the straight-line method over the terms of the related leases. Accumulated amortization of beneficial lease rights was $1,098,000 at January 28, 1995 and $271,000 at January 29, 1994.

Reorganization value in excess of amounts allocable to identifiable assets is being amortized over twenty years on a straight-line basis. Accumulated amortization was $12,393,000 at January 28, 1995 and $3,407,000 at January 29, 1994 (See Note 17).

Periodically, management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its intangible assets and, if so, the amount of any such impairment by comparing the anticipated discounted future operating income from the reorganized business with the carrying value of the related intangibles. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

PREOPENING COSTS

Preopening costs consist of direct incremental costs of opening a store and are charged to operations within the fiscal year that a new store opens.

STATEMENT OF CASH FLOWS

Supplemental disclosures of cash flow information are presented in the table on the following page.

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ------------------------------------------------------

STATEMENT OF CASH FLOWS (CONTINUED)

                                                   Successor Company                  Predecessor Company
                                               -----------------------------     ----------------------------
                                               Fiscal Year       Seventeen        Thirty-five     Fiscal Year
                                                  Ended         Weeks Ended        Weeks Ended       Ended
                                               January 28,       January 29,      October 2,      January 30,
(in thousands)                                    1995              1994              1993           1993
                                               --------------------------------------------------------------
                                                                               ||
                                                                               ||
NONCASH INVESTING AND                                                          ||
  FINANCING ACTIVITIES:                                                        ||
                                                                               ||
  Issuance of senior notes                      $        -      $    160,000   ||  $        -     $        -
  Issuance of preferred stock                            -           100,000   ||           -              -
  Cancellation of preferred stock                        -                 -   ||      33,143              -
  Preferred stock conversions to common                                        ||
    stock                                           35,856                 -   ||           -              -
  Issuance of common stock and stock                                           ||
    rights                                               -           194,000   ||           -              -
  Cancellation of common stock                           -                 -   ||      65,413              -
  Debt conversion to common stock                        -                 -   ||           -             10
  Capital lease obligations, net                         -             1,450   ||           -            988
  Preferred stock accretion                              -                 -   ||       1,662          2,432
                                                                               ||
CASH PAID (RECEIVED):                                                          ||
                                                                               ||
  Reorganization related                                                       ||
    professional fees                                    -             6,618   ||       2,407          5,823
  Interest                                          34,731             5,662   ||      12,074         18,228
  Income taxes                                       8,562             2,848   ||       1,317          1,995
  Interest received on available cash                                          ||
    due to the Chapter 11 proceedings                    -                 -   ||      (2,643)        (2,896)

5.     PROPERTY AND EQUIPMENT

The components of property and equipment are listed below (in thousands):
                                                                    January 28,                 January 29,
                                                                       1995                         1994
                                                                    --------------------------------------
   Land                                                             $    3,430                  $     3,430
   Buildings                                                            16,193                       16,192
   Leasehold improvements                                               40,401                       33,400
   Machinery, furniture and fixtures                                   111,280                       81,781
   Improvements in progress                                              3,430                        1,813
                                                                    ----------                  -----------
                                                                       174,734                      136,616
   Accumulated depreciation and amortization                           (19,784)                      (4,185)
                                                                    ----------                  -----------
                                                                    $  154,950                  $   132,431
                                                                    ==========                  ===========

                                                     F-12

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     -------------------------------------------


Significant components of other accounts payable and accrued expenses are presented below (in thousands):

                                                                     January 28,             January 29,
                                                                         1995                    1994
                                                                     ------------------------------------
  Accrued payroll and related costs                                   $    27,193             $    25,261
  Accrued insurance                                                        26,961                  22,388
  Accrued Chapter 11 and related reorganization costs                      31,417                  50,430
  Accrued distribution payable pursuant to the POR                         11,482                  25,838
  Income taxes payable                                                     20,895                       -
  Other                                                                    94,541                  79,448
                                                                      -----------             -----------
                                                                      $   212,489             $   203,365
                                                                      ===========             ===========

In the fourth quarter of fiscal 1994, the Company determined that $9.6 million of liabilities included in "Accrued Chapter 11 and related reorganization costs" were no longer required, and in accordance with AICPA Practice Bulletin 11: "Accounting for Preconfirmation Contingencies in Fresh-Start Reporting," these liabilities were reversed and included in other income.

7.   REVOLVING CREDIT AGREEMENT
     --------------------------

Hills Department Store Company ("HDSC"), a wholly-owned subsidiary of the Company, entered into a three year unsecured Revolving Credit Agreement dated as of October 4, 1993 (the "Facility") with Chemical Bank and a syndicate of other banks for $225 million, of which up to $75 million is available as a letter of credit facility. Borrowings under this Facility are limited by a borrowing base, as defined, and bear interest, at the option of the borrower, at (1) the highest of: Chemical Bank's Prime Rate plus 1-3/4%, the Federal Funds Effective Rate, as defined, plus 2-1/4% and the Base CD Rate, as defined, plus 2-3/4% or (2) the Adjusted London Interbank Offered Rate (LIBOR), as defined, plus 2-3/4%. The Company met certain economic performance requirements and qualified for a 1/4% interest rate reduction, from the rates above, beginning August 1, 1994. If the Company meets additional economic performance tests, as of July 29, 1995, the interest rate would be reduced another 1/4%. HDSC must pay commitment fees at an annual rate of 1/2% on the average daily unused portion of the commitment. HDSC must also pay letter of credit fees on the aggregate face amount of outstanding trade letters of credit at an annual rate of 2% and on the aggregate face amount of outstanding standby letters of credit at an annual rate equal to the spread applicable to Adjusted LIBOR loans. All of the common stock of the Company's subsidiaries is pledged as collateral for the Facility and the Facility is guaranteed by the Company. The Facility also contains, among other restrictions, requirements regarding the maintenance of certain financial ratios, minimum net worth requirements, and provisions limiting: business combinations, the issuance of additional debt including capital lease obligations, the redemption and repurchase of common and preferred stock, the repurchase and prepayment of debt, the amount of rent expense, and the payment of dividends. The Facility was amended to allow the Company to enter into the sale/leaseback transactions and the Company's self-tender for shares of its Common Stock as described in Notes 10 and 20, respectively. In addition, the Facility also requires, on a date (the "Clean-Up Date") determined at the discretion of the Company between December 1 and April 1 of each year, HDSC to pay or prepay all of the outstanding loans and for a period of at least thirty consecutive days following the Clean-Up Date (the "Clean-Up Period"), HDSC shall continue to have no loans outstanding.

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   REVOLVING CREDIT AGREEMENT (CONTINUED)
     --------------------------------------

At January 28, 1995, the Company has satisfied the requirements of the Clean-Up Period, outstanding letters of credit totalled $32.6 million and there was no outstanding working capital loan balance under the Facility.

8.    SENIOR NOTES
      ------------

Pursuant to the POR, the Company is issuing up to $160 million of unsecured redeemable 10.25% Senior Notes ("Senior Notes") due September 30, 2003 with interest accruing from August 1, 1993. Interest is payable semiannually. The unsecured Senior Notes may be redeemed, at the option of the Company, at prices ranging from 105% at October 1, 1994 and declining by 1% on October 1 of each year to 100% at October 1, 1999 and thereafter. Principal amounts of $25 million are subject to mandatory redemption on March 31, 2002 and on March 31, 2003. In the event of a change in control, as defined, the Company will be required to offer to redeem the Senior Notes at a price of 101% of the principal amount. The Senior Notes contain covenants which management believes are no more restrictive than the terms of the Facility. The Senior Note Indenture was amended to permit the Company to enter into the self-tender as described in Note 20. In connection with obtaining this amendment, the holders of the Senior Notes were paid $2.2 million, in the fourth quarter of fiscal 1994, which has been included in other expense. The estimated fair value of the Senior Notes of $147.3 million and $169.6 million at January 28, 1995 and January 29, 1994, respectively, was based on quoted market prices in effect at that time.

9.   LEASE COMMITMENTS
     -----------------

The Company's operations are conducted primarily in leased properties which consist principally of retail outlets. Leases are generally for periods between twenty to thirty years plus renewal options and generally include fixed rentals and rentals based on sales in excess of predetermined levels.

The composition of property under capital leases, net of accumulated amortization, is shown below (in thousands):
                                                            January 28,               January 29,
                                                                1995                     1994
                                                            -------------------------------------
   Retail outlets                                            $  131,408               $  131,408
   Other                                                          6,476                    6,476
                                                             ----------               ----------
                                                                137,884                  137,884
   Accumulated amortization                                     (13,776)                  (3,408)
                                                             ----------               ----------
   Property under capital leases, net                        $  124,108               $  134,476
                                                             ==========               ==========

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   LEASE COMMITMENTS (CONTINUED)
     -----------------------------

Consolidated rental expense under operating leases and rental expense based on sales in excess of predetermined levels under capital leases are presented below (in thousands):

                                        Successor Company                        Predecessor Company
                                ---------------------------------         --------------------------------
                                Fiscal Year           Seventeen           Thirty-five        Fiscal Year
                                   Ended             Weeks Ended          Weeks Ended           Ended
                                January 28,          January 29,           October 2,        January 30,
                                    1995                 1994                1993               1993
                                --------------------------------------------------------------------------
   Capital leases:                                                   ||
     Rental based on sales        $    1,577           $      574    ||     $     843         $   1,029
   Operating leases:                                                 ||
     Minimum facility                                                ||
      rentals                         23,519                8,223    ||        16,501            21,395
     Equipment and other                                             ||
      rentals                         17,757                6,795    ||        10,820            16,791
     Rental based on sales             1,404                  481    ||           702             1,442
                                  ----------           ----------           ---------         ---------
   Consolidated rental                                               ||
     expense                      $   44,257           $   16,073    ||     $  28,866         $  40,657
                                  ==========           ==========           =========         =========

Minimum future lease commitments under noncancelable leases in effect at January 28, 1995 are listed below (in thousands):

                                           Capital           Operating
   Fiscal years:                           Leases              Leases            Total
                                        ------------------------------------------------
      1995                               $   20,187         $   34,733        $   54,920
      1996                                   19,111             29,415            48,526
      1997                                   17,398             27,170            44,568
      1998                                   16,971             25,694            42,665
      1999                                   16,797             24,950            41,747
      Thereafter                            196,606            172,784           369,390
                                        ------------------------------------------------
   Minimum rental commitments               287,070         $  314,746        $  601,816
                                                            ============================
   Less amount representing interest       (156,441)
                                         ----------
   Present value of net minimum
     lease payments                         130,629
   Current portion                           (6,121)
                                         ----------
                                         $  124,508
                                         ==========

10.   SALE/LEASEBACK FINANCING

During 1994, the Company obtained $25.2 million of financing, which includes transaction costs, for certain of its real properties through sale/leaseback arrangements. These transactions were accounted for as financings. The leases, which have terms of ten years each, require minimum annual rental payments of $4.3 million in 1996, $4.6 million in 1997, $5.2 million in 1998, $4.5 million in 1999, $4.6 million in 2000, and a total of $18.3 million thereafter. The lease terms also include options to purchase some or all of the properties either at the end of the initial lease term or renewal periods at an amount not greater than the then current fair market value of the properties.

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   EMPLOYEE BENEFITS
      -----------------

PENSION PLANS

The Company's Board of Directors authorized the termination, effective April 30, 1994, of the Company's pension plan, subject to approval by the Pension Benefit Guaranty Corporation and the Internal Revenue Service. In connection with the termination of the pension plan, participant's vested benefits were calculated based on all credited service, pension earnings, and contributions up to April 30, 1994. There will be no asset reversion to the Company as plan assets in excess of benefit obligations, as adjusted for the termination of the plan, will be allocated to participants. The settlement of the vested benefit obligation by the purchase of nonparticipating annuity contracts for, or the optional lump sum rollover to the 401(k) plan account for, each covered employee is expected to be completed in fiscal 1995. In the first quarter of 1994, the Company recorded a $4.5 million gain, included in selling and administrative expenses, related to the curtailment and settlement of the pension plan and the elimination of the related pension obligation.

Plan assets at January 28, 1995, were $26.5 million, net of $7.8 million of annuities purchased in partial settlement of the Plan obligations. The assets of the Plan are invested in short-term investment funds. Net pension expense included in the results of operations was $830,000 for the thirteen weeks ended April 30, 1994, $964,000 for the seventeen weeks ended January 29, 1994, $1,645,000 for the thirty-five weeks ended October 2, 1993, and $2,212,000 for the fiscal year ended January 30, 1993. The discount rate used in determining the actuarial present value of projected benefit obligations was 7.0% and the expected long-term rate of return on plan assets used in determining net pension expense was 8.0%.

The Company provides a defined contribution 401(k) Employee Savings Plan (the "401(k)") for employees meeting certain employment conditions. In addition to permitting employee contributions, the 401(k) provides for company matching contributions. In fiscal 1994, the Company matching contributions were $3.0 million.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In fiscal 1992, the Predecessor Company adopted Statement of Financial Accounting Standards No. 106: "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. The impact of accruing such costs is not material. The Company, consistent with the practice of the Predecessor Company, continues to fund benefit costs principally on a pay-as-you-go basis, with the retiree paying a portion of the costs.

12.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
     -------------------------------------------------

The Company is authorized to issue 15,000,000 shares of preferred stock, par value of $0.10 per share. Pursuant to the POR, a total of 5,000,000 of such shares are being issued as payment and cancellation of prepetition liabilities and interests and designated as Hills Stores Series A Convertible Preferred Stock (the "Preferred Stock"). As of January 28, 1995, a total of 113,400 shares of the 5,000,000 shares of the Preferred Stock remain to be issued pending resolution of prepetition claims and interests. The Company may redeem, at its option prior to October 4, 2008, all or part of the outstanding shares of the Preferred Stock at $20 per share; and in any case shall redeem all outstanding shares of the Preferred Stock on October 4, 2008 at $20 per share. The Preferred Stock is convertible by the holders, at any

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)
     -------------------------------------------------------------

time, into Hills Stores Common Stock ("Common Stock") at a rate of one share of Common Stock for each share of the Preferred Stock, subject to antidilution adjustments. Each holder of the Preferred Stock has one vote per share in the same class as the holders of Common Stock. The holders of the Preferred Stock are entitled to dividends when and if declared by the Board of Directors; however, dividend payments are restricted under the terms of the Facility and Senior Notes. The Company does not expect to pay dividends in the foreseeable future.

Upon dissolution or liquidation of the Company, the holders of the Preferred Stock will be entitled to receive $20 per share out of the assets of the Company available for distribution to shareholders, in preference to the holders of Common Stock and any other class or series of capital stock of the Company that is junior to the Preferred Stock.

13.  HILLS STORES COMMON STOCK
     -------------------------

Pursuant to the POR, a total of 9,000,000 shares of Common Stock are being issued as payment for prepetition liabilities and cancellation of old preferred stock interests. As of January 28, 1995, a total of 143,715 shares of the 9,000,000 shares of Common Stock remain to be issued pending resolution of prepetition claims and interests. Each holder of Common Stock has one vote per share and is entitled to dividends when and if declared by the Board of Directors, however, dividend payments are restricted under the terms of the Facility and Senior Notes. The Company does not expect to pay dividends in the foreseeable future.

STOCK OPTION PLAN

As of the Effective Date, the Company established an incentive and nonqualified stock option plan (the "Option Plan") providing for the grant of nonqualified stock options or incentive stock options. The options are granted at prices equivalent to the market price of the Common Stock on the date of each grant. The options are subject to a five year vesting schedule with initial vesting beginning one year from the date of grant. A total of 1,053,763 shares of Common Stock were reserved for grants of options under the Option Plan as of the Effective Date.

Option activity for the period from October 3, 1993 to January 28, 1995 was as follows:
                                                      Shares                      Price Range
                                                    ---------                   ---------------
Outstanding at October 3, 1993                              -                   $          -
  Granted:  November 4, 1993                          879,000                          18.25

            November 19, 1993                           7,500                          18.00

  Cancelled                                           (10,000)                         18.25
                                                    ---------
Outstanding at January 29, 1994                       876,500                    18.00-18.25

  Granted:  April 21, 1994                            191,000                          19.50

  Exercised                                           (11,979)                         18.25

  Cancelled                                           (41,500)                         18.25
                                                    ---------

Outstanding at January 28, 1995                     1,014,021                   $18.00-19.50
                                                    =========

Exercisable options at January 28, 1995               153,321
                                                    =========

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  SERIES 1993 STOCK RIGHTS
     ------------------------

Pursuant to the POR, Series 1993 Stock Rights (the "Stock Rights") were issued as of the Effective Date under Stock Right Agreements. Each Stock Right entitles the holder to acquire, at $0.01 per share, shares of Common Stock, subject to antidilution adjustments, as determined pursuant to a formula which is based on the Company's pro forma utilization of certain tax benefits as defined in the Stock Right Agreements. As of the Effective Date, 700,000 shares of Common Stock were reserved for issuance upon exercise of the Stock Rights. Shares under the Stock Right Agreements are not available for issuance until vested. No stock rights have vested to date.

15.  SERIES 1993 WARRANTS
     --------------------

Pursuant to the POR, Series 1993 Warrants (the "Warrants") were issued as of the Effective Date. Each Warrant entitles the holder to purchase, subject to antidilution adjustments, one share of Common Stock at $30 per share. Initially, 432,990 shares of Common Stock were reserved for issuance upon exercise of the Warrants. The Warrants are callable by the Company at $.01 per Warrant at any time after October 4, 1998 if the average closing price of Common Stock, subject to antidilution adjustments, for a period of thirty consecutive trading days is equal to or greater than $35 per share. The Warrants expire on October 4, 2000.

16.   RIGHTS AGREEMENT
      ----------------

Pursuant to a Rights Agreement adopted on August 16, 1994, the Company declared a distribution of one purchase right (the "Right") for each share of Common Stock and Preferred Stock then outstanding. Each Right would initially entitle the holder to purchase, subject to adjustment, one one-thousandth share of the Company's Series B Participating Cumulative Preferred Stock, consisting of 55,000 shares authorized, $.10 par value per share, at an exercise price of $75 per one one-thousandth share. Each share of Common Stock and Preferred Stock issued after August 16, 1994 will also have one Right attached. The Rights expire August 16, 2004 and, under certain conditions, may be redeemed by the Company at a price of $.01 per Right. The Rights have no voting or dividend privileges and are not currently separable from the capital stock.

The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group (the "Acquiring Person") acquiring or attempting to acquire 15% or more of the outstanding shares of capital stock other than through a qualifying tender offer. Upon the occurrence of such an event, each Right (except the Rights beneficially owned by the Acquiring Person, which become null and void) entitles its holder to purchase for $75 the economic equivalent of Common Stock, or in certain circumstances, securities of the Acquiring Person, or its affiliate, worth twice as much. After there is an Acquiring Person, the Rights may be exchanged, at the election of the Company, for consideration per Right consisting of one-half of the securities that would otherwise be issuable at that time.

17.  INCOME TAXES
     ------------

The Predecessor Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109: "Accounting for Income Taxes" ("SFAS 109") during the thirty-five weeks ended October 2, 1993. Under SFAS 109, deferred taxes are computed on the difference between the bases of assets and liabilities for tax reporting purposes and their corresponding bases for financial reporting purposes. Deferred tax assets, net of appropriate valuation reserves, may be recorded. The Predecessor Company elected to adopt SFAS 109 prospectively in fiscal 1993 and, as a result, prior periods have not been restated.

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  INCOME TAXES (CONTINUED)
     ------------------------

Temporary differences and carryforwards which give rise to significant deferred tax assets and liabilities are as follows (in thousands):

                                                   January 28, 1995                  January 29, 1994
                                            Deferred Tax     Deferred Tax     Deferred Tax       Deferred Tax
                                                Asset         Liability           Asset            Liability
                                          ---------------  ---------------    --------------   ---------------
Net operating loss and tax credit
  carryforwards                              $  63,391       $         -       $  84,016        $         -

   Capital lease obligations                    54,393                 -          57,186                  -

   Assets under capital leases                       -            51,679               -             56,479

   Accrued expenses                             30,683                 -          25,446                  -

   Beneficial lease rights                      19,693                 -          21,059                  -

   Property and equipment                            -            17,257               -              6,710

   Financing obligation-sale/leaseback          10,480                 -               -                  -

   Other                                        19,534                 -          20,040              2,588
                                             ---------       -----------       ---------        -----------
     Total deferred taxes                      198,174            68,936         207,747             65,777

   Valuation allowance                         (98,254)                -        (141,970)                 -
                                             ---------       -----------       ---------        -----------
     Net deferred taxes                      $  99,920       $    68,936       $  65,777        $    65,777
                                             =========       ===========       =========        ===========

The consummation of the POR resulted in a change in ownership for federal income tax purposes. As a result, the Company's ability to utilize its net operating loss and tax credit carryforwards is subject to an annual limitation. For the year ended January 28, 1995, the Company utilized net operating loss carryforwards totaling $40.1 million, consisting of the fiscal year 1994 annual limitation of $15.5 million, the carryforward of unused fiscal year 1993 annual limitation, and other post-emergence net operating losses not subject to limitation. Total deferred tax assets as of January 28, 1995, include $98.3 million of deferred tax assets which arose before the Company's emergence from bankruptcy and which have been fully reserved. For financial reporting purposes, any reduction of the valuation allowance related to Predecessor Company deferred tax assets will not be credited to the tax provision, but instead will reduce reorganization value in excess of amounts allocable to identifiable assets.

The Company's net operating loss and tax credit carryforwards at January 28, 1995 expire as follows (in thousands):

                                                                  Net Operating                Tax
   Fiscal years:                                                      Losses                 Credits
                                                                -------------------------------------
   2000                                                         $         -               $      413
   2001                                                                   -                      797
   2002                                                                   -                      664
   2003                                                                   -                    1,369
   2004                                                                 329                    2,196
   2005                                                                   -                    1,547
   2006                                                              60,901                      949
   2007                                                              56,848                      797
   2008                                                              10,954                      944
                                                                ------------------------------------
                                                                $   129,032               $    9,676
                                                                ====================================

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  INCOME TAXES (CONTINUED)
     ------------------------

The income tax provision in each of the periods presented reflects an effective tax rate that differs from the statutory federal income tax rate for those periods. For net earnings (loss) from operations before extraordinary items, the table below reconciles the statutory federal income tax rate to the effective tax rate.

                                                    Successor Company               Predecessor Company
                                               ----------------------------    ----------------------------
                                                 Fiscal         Seventeen        Thirty-five       Fiscal
                                               Year Ended      Weeks Ended       Weeks Ended     Year Ended
                                               January 28,      January 29,       October 2,     January 30,
                                                  1995             1994             1993             1993
                                               --------------------------------------------------------------
   Statutory tax rate                            35.0%            35.0%      ||    (35.0%)           34.0%
   State and local income taxes,                                             ||
     net of federal tax benefit                   6.4              6.7       ||     (6.5)             9.3
   Goodwill                                       4.1              0.9       ||     11.9              1.9
   Targeted jobs credit                                                      ||
     and other, net                               1.5             (0.3)      ||      2.2              1.1
   Reorganization fees                              -                -       ||     26.2              3.5
   Loss producing no current                                                 ||
     tax benefit                                    -                -       ||      1.2                -
                                               ------           ------            ------           ------
   Effective tax rate                            47.0%            42.3%      ||        -             49.8%
                                               ======           ======            ======           ======

The provision for income taxes consists of the following components (in thousands):

                                               Successor Company                      Predecessor Company
                                        ---------------------------------        -----------------------------
                                            Fiscal           Seventeen             Thirty-five        Fiscal
                                          Year Ended        Weeks Ended            Weeks Ended      Year Ended
                                          January 28,       January 29,            October 2,      January 30,
                                             1995               1994                   1993             1993
                                        ----------------------------------------------------------------------
  Current provision:
   Federal                               $   19,524         $       -     ||       $        -     $         -
                                                                          ||
   State and local                            9,973             2,328     ||                -           1,060
                                         ----------         ---------              ----------     -----------
                                             29,497             2,328     ||                -           1,060
                                                                          ||
  Deferred provision:                                                     ||
   Federal                                  (23,393)                -     ||                -          18,860
                                                                          ||
   State and local                           (7,591)                -     ||                -           6,668
                                         ----------         ---------              ----------     -----------
                                            (30,984)                -     ||                -          25,528
                                                                          ||
  Tax benefit applied to reduce                                           ||
   reorganization value in excess                                         ||
   of amounts allocable to                                                ||
   identifiable assets                       37,340            24,281     ||                -               -
                                                                          ||
  Tax benefit of net operating                                            ||
   loss carryforwards:                                                    ||
   Federal                                        -                 -     ||                -         (18,860)
                                                                          ||
   State and local                                -                 -     ||                -          (4,019)
                                         ----------         ---------              ----------     -----------
                                                  -                 -     ||                -         (22,879)
                                         ----------         ---------              ----------     -----------
                                                                          ||
   Total taxes                           $   35,853         $  26,609     ||       $        -     $     3,709
                                         ==========         =========              ==========     ===========

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  INCOME TAXES (CONTINUED)
     ------------------------

As stated in Note 1, the Company recorded an extraordinary gain of $258.2 million on the extinguishment of debt for financial reporting purposes in the third quarter of fiscal 1993. Because the debt was discharged pursuant to the Chapter 11 filing, the Company did not record any income tax expense on the gain from the extinguishment of the debt in the period ended October 2, 1993.

On December 27, 1994, the Company reached a final settlement with the Internal Revenue Service for the periods January 1988 through January 1990. The final settlement resulted in no tax deficiencies being assessed.

18.  EARNINGS PER SHARE
     ------------------

Primary earnings per share of the Successor Company for fiscal 1994 and the seventeen weeks ended January 29, 1994 was computed based on the weighted average number of common shares assumed to be outstanding during the period, assumed conversion of the Preferred Stock, and the assumed exercise of stock options. Such shares amounted to 14,105,498 and 14,056,470 for fiscal 1994 and the seventeen weeks ended January 29, 1994, respectively. Fully-diluted earnings per share for the period also assumes the exercise of the Stock Rights. Such shares amounted to 14,831,568 and 14,794,492, for fiscal 1994 and the seventeen weeks ended January 29, 1994, respectively. Exercise of the Warrants is not assumed as their exercise would be antidilutive. The weighted average number of shares reflects all shares of common and preferred stock intended to be issued in accordance with the POR.

Primary earnings per share of the Predecessor Company for the thirty-five weeks ended October 2, 1993 and fiscal year ended January 30, 1993 was computed using the weighted average common and common equivalent shares outstanding of 19,757,390 and 19,757,339, respectively. Fully-diluted earnings per share for the periods assumes the conversion of the 11% Convertible Junior Subordinated Debentures. Fully-diluted weighted average common and common equivalent shares amounted to 21,981,683 for both periods.

19.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

In August 1994, Dickstein Partners, L.P., et al. ("Dickstein") commenced a consent solicitation to replace four members of the Board of Directors with Dickstein nominees. The lawsuit was voluntarily withdrawn and a negotiated settlement was reached with Dickstein that resulted in the end of Dickstein's consent solicitation. Dickstein agreed to vote for the Company's proposed shareholder solicitation, which was a condition to the Company's $75 million cash self-tender (see Note 20), to amend the Company's corporate charter so that certain actions taken by stockholders may not be taken by written consent. In connection with the consent solicitation by Dickstein and the subsequent settlement, the Company incurred costs through January 28, 1995 of $3.3 million, which are included in selling and administrative expenses.

In a stockholder derivative and class action lawsuit captioned Weiss v. Lee, et al., the defendants, including the Company, have entered into an agreement with the plaintiff to settle the litigation. The settlement agreement provides for, among other things, the Company to pay for certain of the plaintiff's expenses in an amount not to exceed $385,000.

The Company is also involved in various suits and claims in the ordinary course of business. The Company is also actively resolving certain disputed prepetition claims related to the POR. Management

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
      -----------------------------------------

does not believe that the disposition of such suits and claims will have a material adverse effect upon the continuing operations and financial position of the Company.

20.   SELF-TENDER FOR COMMON STOCK
      ----------------------------

In September 1994, in response to the Dickstein consent solicitation, the Company's Board of Directors announced a program to enhance shareholder value, including the approval of a self-tender to purchase up to three million common shares at $25 per share in cash and the implementation of a growth program which includes remodeling, opening new stores, and the continuation of operating improvement programs. Effective February 21, 1995, the Company accepted for payment three million shares of Common Stock which were validly tendered pursuant to the Company's offer. In connection with the offer, 561,863 shares of Preferred Stock were converted to Common Stock. If the self-tender had been completed as of January 29, 1994, earnings per share for fiscal 1994, after giving effect to the conversion of Preferred Stock and the subsequent purchase and retirement of the three million common shares, would have been $3.42 on a primary and $3.21 on a fully-diluted basis.

21.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
      -------------------------------------------

As discussed in Note 2, the Company adopted fresh-start reporting as of October 2, 1993. Under fresh-start reporting, a new reporting entity is created and recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Quarterly financial information for the periods prior to October 2, 1993, have been designated as those of the Predecessor Company. Black lines have been drawn to separate the Successor Company financial information from the Predecessor Company financial information to signify that they are those of a new reporting entity and have been prepared on a basis not comparable to prior periods.

(in thousands, except per share amounts)


                                               First        Second         Third       Fourth
                                              Quarter       Quarter       Quarter      Quarter
                                           -------------------------------------------------------
FISCAL 1994
Net sales                                   $  365,597    $  375,632    $   457,212   $   673,580
                                            ==========    ==========    ===========   ===========
Gross profit                                $  100,334    $  106,459    $   135,621   $   189,386
                                            ==========    ==========    ===========   ===========
Net earnings (loss) applicable to
  common shareholders                       $(   2,362)   $(   3,597)   $    12,923   $    33,467
                                            ==========    ==========    ===========   ===========
Primary earnings (loss) per
  share applicable to common
  shareholders                              $(    0.25)   $(    0.36)   $      0.91   $      2.37
                                            ==========    ==========    ===========   ===========
Fully-diluted earnings (loss) per
  share applicable to common
  shareholders                              $(    0.25)   $(    0.36)   $      0.87   $      2.26
                                            ==========    ==========    ===========   ===========

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


21.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)
      -------------------------------------------------------
(in thousands, except per share amounts)
                                                     Predecessor Company                Successor Company
                                          -------------------------------------    -----------------------
                                                                    Nine Weeks       Four Weeks
                                                                      Ended            Ended
                                           First       Second       October 2,       October 30,      Fourth
                                          Quarter      Quarter        1993              1993          Quarter
                                          -------------------------------------------------------------------
FISCAL 1993
Net sales                               $  340,417   $  357,285    $   295,146   ||  $   145,691   $  626,994
                                        ==========   ==========    ===========       ===========   ==========
                                                                                 ||
Gross profit                            $   93,356   $  100,856    $    88,337   ||  $    41,825   $  181,209
                                        ==========   ==========    ===========       ===========   ==========
                                                                                 ||
Earnings (loss) applicable to common                                             ||
  shareholders before extraordinary                                              ||
  gain                                  $  (11,674)  $   (4,899)   $     6,826   ||  $     4,009   $   32,226
Extraordinary gain on debt                                                       ||
  discharge                                      -            -        258,239   ||            -            -
                                        ----------   ----------    -----------   ||  -----------   ----------
Net earnings (loss) applicable to                                                ||
  common shareholders                   $  (11,674)  $   (4,899)   $   265,065   ||  $     4,009   $   32,226
                                        ==========   ==========    ===========   ||  ===========   ==========
                                                                                 ||
Primary earnings (loss) per                                                      ||
  common share:                                                                  ||
  Earnings (loss) applicable to common                                           ||
   shareholders before extraordinary                                             ||
   gain                                 $    (0.59)  $    (0.25)   $      0.35   ||  $      0.29   $     2.29
  Extraordinary gain on debt                                                     ||
   discharge                                     -            -          13.07   ||            -            -
                                        ----------   ----------    -----------   ||  -----------   ----------
  Net earnings (loss) applicable to                                              ||
   common shareholders                  $    (0.59)  $    (0.25)   $     13.42   ||  $      0.29   $     2.29
                                        ==========   ==========    ===========   ||  ===========   ==========
                                                                                 ||
Fully-diluted earning (loss)                                                     ||
  per common share:                                                              ||
  Earnings (loss) applicable to common                                           ||
   shareholders before extraordinary                                             ||
   gain                                 $    (0.59)  $    (0.25)   $      0.31   ||  $      0.27   $     2.17
  Extraordinary gain on debt                                                     ||
   discharge                                     -            -          11.75   ||            -            -
                                        ----------   ----------    -----------   ||  -----------   ----------
  Net earnings (loss) applicable                                                 ||
   to common shareholders               $    (0.59)  $    (0.25)   $     12.06   ||  $      0.27   $     2.17
                                        ==========   ==========    ===========   ||  ===========   ==========

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Hills Stores Company and Subsidiaries:



Our report on the consolidated financial statements of Hills Stores Company and Subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 17 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                           Coopers & Lybrand L.L.P.


Boston, Massachusetts
March 10, 1995

HILLS STORES COMPANY AND SUBSIDIARIES
- ------------------------------------------------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended January 28, 1995, the Seventeen Weeks Ended January 29, 1994, the Thirty-five Weeks Ended
October 2, 1993 and Fiscal Year Ended January 30, 1993

                                                               Additions
                                           Balance at         Charged to         Deductions                        Balance at
                                           Beginning           Cost and             from                             End of
(in thousands)                             of Period            Expense           Reserves         Other             Period
- -----------------------------------------------------------------------------------------------------------------------------
SUCCESSOR COMPANY
- -----------------

FISCAL YEAR ENDED JANUARY 28, 1995:


Allowance for doubtful accounts             $  5,497          $    866           $( 2,135)      $      -           $   4,228
                                            ========          ========            =======       ========           =========

SEVENTEEN WEEKS ENDED JANUARY 29, 1994:


Allowance for doubtful accounts             $  9,420          $     73           $( 3,996)      $      -           $   5,497
                                            ========          ========            =======       ========           =========

= = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = = =

PREDECESSOR COMPANY
- -------------------

THIRTY-FIVE WEEKS ENDED OCTOBER 2, 1993:


Allowance for doubtful accounts             $  4,591          $  1,433           $( 2,216)      $  5,612   (1)     $   9,420
                                            ========          ========            =======       ========           =========


FISCAL YEAR ENDED JANUARY 30, 1993:


Allowance for doubtful accounts             $  3,993          $  2,850           $( 1,002)     $(  1,250)  (2)     $   4,591
                                            ========          ========            =======       ========           =========

(1)  Represents fresh-start adjustments.
(2)  Represents reclassifications.


                                 EXHIBIT INDEX


                    Pursuant to Item 601 of Regulation S-K


Exhibit                                           Title
- -------                                           -----

3.1 Amended and Restated Certificate of Incorporation of the Company dated September 27, 1993.

3.2 Amendment dated January 18, 1995 to the Certificate of Incorporation of the Company.

10.12                   Form of individual Employment Agreements dated
                        September 30, 1994 with, respectively, Messrs. Bozic,
                        Reen, Samuto, Smailes and Stevenish, accompanied by
                        Schedule A from each agreement setting forth the office, term, compensation, etc., applicable to each such person.

10.13                   Consulting Agreement with Norman S. Matthews dated
                        September 30, 1994.

11.1                    Computation of earnings per share.

21                      Subsidiaries.

23                      Consent of Coopers and Lybrand.

24 Powers of Attorney of directors and officers of the Company.

27                      Financial Data Schedule