Form 10-K/A
period 1995-01-28
HILLS STORES CO /DE/
filed 1995-05-30
CIK 786877

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 28, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-9505

                              HILLS STORES COMPANY
             (Exact name of registrant as specified in its charter)

             DELAWARE                           31-1153510
  (State or other jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)                   No.)

15 DAN ROAD, CANTON, MASSACHUSETTS                02021
  (Address of principal executive               (Zip Code)
             offices)

       Registrant's telephone number, including area code: (617) 821-1000
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                             NAME OF EACH EXCHANGE
                          TITLE OF EACH CLASS                                 ON WHICH REGISTERED
Common Stock, Par Value $0.01 per share                                     New York Stock Exchange
10.25% Senior Notes due 2003                                                New York Stock Exchange
Series A Convertible Preferred Stock, Par Value $0.10 per share             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                                                                         NAME OF EACH EXCHANGE
                                TITLE OF EACH CLASS                                       ON WHICH REGISTERED
Series 1993 Warrants to Purchase Common Stock                                            Boston Stock Exchange

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 31, 1995 was $130,836,992 with respect to the Common Stock and $30,104,560 with respect to the Series A Convertible Preferred Stock, which has coextensive voting rights with the Common Stock.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    The number of shares of Common Stock outstanding as of March 31, 1995 was 9,286,462.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The initial report on Form 10-K stated that Part III was being incorporated by reference from a proxy statement. Instead, such Part III is presented in this amendment, except for information regarding executive officers of the registrant which was filed in the initial report in a separate item, captioned "Executive Officers of the Registrant" in Part I thereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    Part III of the Registrant's Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION ABOUT DIRECTORS

    All of the directors are currently directors of the Company and of its subsidiary, Hills Department Store Company. The directors are:

                                                                               DIRECTOR
NAME                                   AGE                POSITION               SINCE
- ---------------------------------      ---      ----------------------------  -----------
Thomas H. Lee....................          51   Chairman of the Board               1985
Michael Bozic....................          54   Director, President and             1991
                                                 Chief Executive Officer
Susan E. Engel...................          48   Director                            1993
Richard B. Loynd.................          67   Director                            1993
Norman S. Matthews...............          62   Director                            1990
James L. Moody, Jr...............          63   Director                            1987
John G. Reen.....................          45   Director, Executive Vice            1993
                                                President -- Chief Financial
                                                 Officer

    THOMAS H. LEE was elected Chairman of the Board of the Predecessor Company in November 1990. He was also Chief Executive Officer of the Predecessor Company from November 1990 to April 1991. He has been President since 1974 of Thomas H. Lee Company, a firm engaged in investment activities. In addition, he has been Chairman since 1987 of Thomas H. Lee Advisors I and the individual general partner since 1989 of Thomas H. Lee Advisors II, L.P. and THL Equity Advisors Limited Partnership, all of which are investment advisors. He is a director of
J. Baker, Inc., General Nutrition, Inc., Playtex Family Products Corporation, Health o meter, Inc., Autotote Corporation, Finlay Fine Jewelry Corporation, Live Entertainment of Canada, Inc. and Gillett Holdings, Inc. He also is an individual general partner of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P., and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

    MICHAEL BOZIC became the President and Chief Executive Officer of the Predecessor Company in May 1991. He was President and Chief Operating Officer from August 1990 to January 1991 and Chairman and Chief Executive Officer from 1987 to 1990 of the Sears Merchandise Group. He is a director of Domain, Inc., Eaglemark Financial Services, Inc., Weirton Steel Corporation and Dean Witter InterCapital, Inc.

    SUSAN E. ENGEL has been President and Chief Operating Officer of Department 56, Inc. since September 1994. She was a consultant from September 1993 to September 1994 and was President and Chief Executive Officer of Champion Products, a manufacturer of athletic apparel, from October 1991 to September 1993. She was Vice President of Booz, Allen and Hamilton prior to October 1991. She is a director of Penn Traffic and Ryka, Inc.

    RICHARD B. LOYND has been President and Chief Executive Officer of Interco Incorporated since 1989 and Chairman of Interco Incorporated since 1990. Interco Incorporated filed for Chapter 11 bankruptcy protection in January 1991 and emerged from bankruptcy protection in August 1992. He is a director of Interco Incorporated, Emerson Electric Co., The Florsheim Shoe Company and Converse, Inc.

    NORMAN S. MATTHEWS, former President of Federated Department Stores, Inc., has been a retail consultant since 1988. Mr. Matthews is a director of Lechter's, Inc., Loehman's Inc., Finlay Fine Jewelry Corporation, Progressive Corp. and Eye Care Centers of America. Mr. Matthews was Chairman of the Board and Chief Executive Officer of Home Ltd. from 1988 until October 1993. Home Ltd. filed for Chapter 11 bankruptcy protection in May 1993 and was liquidated in October 1993.

    JAMES L. MOODY, JR. has been Chairman of the Board of Hannaford Bros. Co., a chain of food stores, since 1984 and was its Chief Executive Officer from 1973 to May 1992. Mr. Moody was a director of the Predecessor Company until October 4, 1993. He became a director of the Company November 19, 1993. He is also a director of Penobscot Shoe Company, UNUM Corporation, IDEXX Laboratories, Inc. and a Trustee of a number of mutual funds managed by The Colonial Group, Inc.

    JOHN G. REEN has been Executive Vice President-Chief Financial Officer of the Company since March 1992. He had been Senior Vice President-Chief Financial Officer since February 1991 and Vice President-Controller from December 1985 to January 1991.

    Directors of the Company and Hills Department Store Company are elected for a term of one year or until their successors are elected and qualified.

    During the fiscal year ended January 28, 1995, the Board of Directors of the Company met eleven times. No incumbent director attended fewer than 75% of the total number of meetings of the Board and Committees of the Board on which he or she served.

    The Board of Directors has a standing Audit Committee and a standing HR/Compensation Committee. The Board of Directors does not have a Nominating Committee. During the fiscal year ended January 28, 1995, the Audit Committee met three times and the HR/Compensation Committee met four times.

    The Audit Committee, consisting entirely of non-employee directors, is composed of Mr. Loynd, as Chairman, Ms. Engel and Mr. Moody. The Audit Committee's functions include the following:

    Recommendation to the full Board concerning the engagement or discharge of independent auditors; direction and supervision of investigations into matters within the scope of the Committee's duties; review with auditors of plans and results of auditing procedures; review, for Board approval, of each significant professional service provided by auditors and review of the independence of the auditors; consideration of the range of audit and nonaudit fees and the adequacy of the Company's system of internal accounting controls.

    The   HR/Compensation   Committee,  consisting   entirely   of  non-employee
directors, is composed of Mr. Moody, as Chairman, Ms. Engel and Mr. Loynd. The HR/Compensation Committee's functions include the following:

    Reviewing the corporate compensation programs and policies, including the compensation of the Chief Executive Officer, to assure that said programs and policies are competitive and provide for internal equity; reviewing and advising the Chief Executive Officer on specific compensation matters for officers and executives; oversight of the Company's performance bonus program; and performance of such other duties as the Chairman of the Board may require.

INFORMATION ABOUT EXECUTIVE OFFICERS

    Information regarding executive officers of the Company is furnished in a separate item captioned "Executive Officers of the Registrant" in Part I of this report.

SECURITIES AND EXCHANGE COMMISSION FILINGS

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that for the fiscal year ended January 28, 1995, its officers, directors, and greater than 10% beneficial owners complied with all filing requirements applicable to them.

ITEM 11 -- EXECUTIVE COMPENSATION

    The following table sets forth the annual and long-term compensation for service in all capacities to the Company for the fiscal year ended January 28, 1995 and the two prior fiscal years of those persons who were at January 28, 1995, (i) the Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Company whose salary and bonus exceed $100,000:

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                                                                                                     LONG TERM
                                                                                                    COMPENSATION
                                                                                                      AWARDS:
NAME AND                                                                             OTHER ANNUAL      STOCK          ALL OTHER
PRINCIPAL POSITION                                 YEAR    SALARY        BONUS       COMPENSATION     OPTIONS      COMPENSATION (1)
- -------------------------------------------------  ----  ----------   ------------   ------------   ------------   ----------------
Michael Bozic ...................................  1994  $875,000     $  537,500            --         35,000           $3,000
 President & Chief Executive Officer               1993   875,000      1,437,500(2)         --        170,000               --
                                                   1992   834,289        437,500            --         --                   --
John G. Reen ....................................  1994   284,583        215,000            --         23,000            6,000
 Executive Vice President                          1993   256,250        447,947(2)         --         50,000               --
 Chief Financial Officer                           1992   250,000        362,339            --         --                   --
Andrew J. Samuto ................................  1994   288,333        175,000            --         15,000            5,845
 Executive Vice President                          1993   280,000        326,656(2)         --         40,000               --
 Real Estate and Support Services                  1992   280,000        160,000            --             --               --
E. Jackson Smailes ..............................  1994   375,000        257,500            --         18,000            3,000
 Executive Vice President                          1993   375,000        272,450(2)   $210,988(4)      55,000               --
 General Merchandise Manager                       1992   217,361(3)      35,000(3)         --             --               --
Robert J. Stevenish .............................  1994   258,333        202,500            --         18,000            3,000
 Executive Vice President                          1993   225,000        194,068(2)     41,934(5)      55,000               --
 Store and Distribution Operations                 1992   156,250(3)      30,000(3)         --             --               --

- ------------------------------
(1)  Represents Company Contributions to the Company's 401(k) Plan.

(2) Includes both annual and emergence bonuses. Emergence bonuses were paid upon confirmation of the Company's Plan of Reorganization by the United States Bankruptcy Court for the Southern District of New York, effective October 4, 1993, pursuant to an emergence bonus plan approved by the Bankruptcy Court.

(3) Amounts shown represent a partial year. Messrs. Smailes and Stevenish commenced their employment with the Company during fiscal 1992.

(4) Consists of relocation expenses, including a "gross up" of $91,134 for federal and state taxes.

(5) Consists of relocation expenses, including a "gross up" of $10,143 for federal and state taxes.

EMPLOYMENT CONTRACTS

    On September 30, 1994, the Company entered into employment agreements with the executive officers listed in the Summary Compensation Table which replaced existing employment agreements with such persons. The new employment agreements provided for a term of employment of each employee to December 31, 1996. The new agreements contain a rolling one-year extension provision if no notice to terminate is given by either party at least 90 days prior to the end of the term of the agreements.

    There was no change in compensation amounts from that provided in the prior employment agreements. The new employment agreements establish minimum base salary (subject to annual increases approved by the Board) and bonus level (as a percentage of base salary if annual goals established by the Board are attained) for each employee as follows:

                                                                      1995 BASE
EMPLOYEE                                                               SALARY       BONUS LEVEL
- -------------------------------------------------------------------  -----------  ----------------
Michael Bozic......................................................   $ 925,000            50%
John G. Reen.......................................................     315,000            50%
Andrew J. Samuto...................................................     290,000            50%
E. Jackson Smailes.................................................     390,000            50%
Robert J. Stevenish................................................     290,000            50%

    The employment agreements provide that if the Company fails to pay amounts due under or otherwise is in material breach of the employment agreements or in the event of a significant diminution of an executive's responsibility and authority, it will be considered a "Good Reason" for such executive to terminate his agreement. The agreements further provide that an executive may terminate his agreement following a "Change in Control." A Change in Control is considered to have occurred if any person or group (i) becomes the beneficial owner of more than 50% of the Company's voting stock or (ii) elects more than 30% of the members of the Board of Directors (40% if there are nine or more directors), rounded down to the nearest whole number, as the result of an election contest.

    In the event an executive terminates his employment agreement for Good Reason (other than following a Change in Control) or the Company terminates his agreement without cause (including the failure of the Company to extend), such executive will receive a lump sum payment equal to (i) all earned but unpaid salary and a pro rated bonus to the time of termination and (ii) two times such executive's annual base salary in effect at the time of such termination; and such executive will continue to be entitled to benefits and perquisites during the stated term of the agreement.

    In the event an executive terminates his employment with Good Reason within one year after a Change in Control approved by a majority of the Company's continuing directors (an "Approved Change in Control"), such executive will receive a lump sum payment equal to (i) all earned but unpaid salary and a pro rated bonus to the time of termination and (ii) three times the sum of (a) such executive's annual base salary at the time of termination and (b) any bonus compensation to which such executive would have been entitled if such executive had remained as an employee to the end of the fiscal year in which such executive's employment terminated; and such executive will continue to be entitled to benefits and perquisites during the stated term of the agreement.

    In the event an executive terminates his employment agreement within one year after a Change in Control (other than an Approved Change in Control) such executive will receive a lump sum payment equal to (i) all earned but unpaid salary and a pro rated bonus to the time of termination and (ii) three times such executive's 1994 base salary and bonus, subject to adjustment under certain circumstances; and such executive will continue to be entitled to benefits and perquisites during the stated term of the agreement.

    The employment agreements provide that all options granted to an executive will immediately vest in the event of such executive's (i) death or disability,
(ii) termination of his employment agreement for Good Reason or (iii) termination of his employment agreement following a Change in Control, other than an Approved Change in Control. The employment agreements also provide that an executive will be fully indemnified by the Company for any and all expenses, fees (including legal fees), liabilities and obligations resulting from the executive's employment with the Company or enforcement of the terms of his employment agreement.

COMPENSATION OF DIRECTORS

    The Company pays to independent, non-employee directors a fee of $2,000 per month plus $1,000 for each meeting of the Board and $500 for each committee meeting attended, plus expenses. Committee Chairmen receive $750 for each committee meeting attended.

    Pursuant to a consulting agreement entered into on September 30, 1994 with Norman S. Matthews, which replaced his previous consulting agreement, Mr. Matthews agreed to devote two-thirds of his professional time (determined on an annual basis) to the Company's business until December 31, 1996. Under the agreement, Mr. Matthews receives an annual fee of $500,000 (subject to annual increases approved by the Board), annual bonuses at the 50% level, based upon the attainment of annual goals established by the Board, and reimbursement of expenses. In addition, for the fiscal year ended January 28, 1995, Mr. Matthews received a special discretionary bonus of $70,000. Mr. Matthews' consulting agreement contains substantially similar provisions with respect to termination for Good Reason or following a Change in Control as the employment agreements described above under "Employment Agreements".

    Mr. Lee, who is Chairman of the Board, is a financial consultant to the Company with a fee of $250,000 per year.

    Outside Directors will each receive a non-discretionary grant of a stock option to purchase 2,000 shares of Common Stock pursuant to the 1995 Stock Option Plan (as defined below) on the last day of January of each year if the 1995 Stock Option Plan is approved by shareholders at the Company's Annual Meeting of Shareholders.

STOCK OPTION PLANS

    The Hills Stores Company 1993 Stock Option Plan (the "1993 Stock Option Plan") was adopted in connection with the Company's Chapter 11 Plan of Reorganization. The 1993 Stock Option Plan covers 1,053,763 shares of Common Stock. As of May 24, 1995, 15,979 shares of Common Stock have been issued pursuant to stock options which have been exercised, options to purchase 998,021 shares of Common Stock are outstanding and options to purchase 39,763 shares of Common Stock are available for grant under the 1993 Stock Option Plan.

    The Hills Stores Company 1995 Incentive and Nonqualified Stock Option Plan (the "1995 Stock Option Plan") was adopted, subject to obtaining shareholder approval, by the Board of Directors on March 30, 1995, and was amended on May 23, 1995. The 1995 Stock Option Plan covers 500,000 shares of Common Stock. As of May 24, 1995, options to purchase 337,500 shares of Common Stock have been granted (none of which has vested), and options to purchase 112,500 shares of Common Stock are available for grant under the 1995 Stock Option Plan. If the 1995 Stock Option Plan is not approved by shareholders at the Company's Annual Meeting of Shareholders, all grants thereunder will be rescinded.

STOCK OPTION TABLE

    The following table sets forth grants of options to purchase shares of the Company's Common Stock under the Company's 1993 Stock Option Plan to the individuals named in the Summary Compensation Table during the fiscal year ended January 28, 1995:

                                                                                               POTENTIAL REALIZABLE
                                                                                             VALUE OF ASSUMED ANNUAL
                                     NUMBER OF                                                 RATES OF STOCK PRICE
                                    SECURITIES     % OF TOTAL                                APPRECIATION FOR OPTION
                                    UNDERLYING   OPTIONS GRANTED  EXERCISE OR                        TERM (2)
                                      OPTIONS    TO EMPLOYEES IN     BASE       EXPIRATION   ------------------------
NAME                                GRANTED (1)    FISCAL YEAR     PRICE (2)       DATE          5%          10%
- ----------------------------------  -----------  ---------------  -----------  ------------  ----------  ------------
Michael Bozic.....................      35,000          18.3%      $   19.50    04/21/2004   $  429,221  $  1,087,729
John G. Reen......................      23,000          12.0%          19.50    04/21/2004      282,059       714,793
Andrew J. Samuto..................      15,000           7.9%          19.50    04/21/2004      183,952       466,170
E. Jackson Smailes................      18,000           9.4%          19.50    04/21/2004      220,742       559,404
Robert J. Stevenish...............      18,000           9.4%          19.50    04/21/2004      220,742       559,404

- ------------------------
(1)  The options vest over the first five years following the grant as follows:
                             After 12 Months --  20.0% Vested
                             After 24 Months --  45.0% Vested
                             After 36 Months --  75.0% Vested
                             After 48 Months --  87.5% Vested
                             After 60 Months -- 100.0% Vested

(2)  The exercise price is equal to the  market value on the date of the  grant.
     The amounts shown as potential realizable value illustrate what might be realized upon exercise immediately prior to expiration using the 5% and 10% appreciation rates established in regulations of the SEC, compounded annually. The potential realizable value is not intended to predict future appreciation of the price of the Company's Common Stock. The values shown do not consider nontransferability, vesting over five years or termination of the options upon termination of employment.

OPTION EXERCISES IN FISCAL 1994

    Mr. Bozic exercised 5,479 stock options on November 29, 1994 and 5,000 stock options on January 10, 1995. Mr. Smailes exercised 1,000 stock options on January 27, 1995. No other directors or executive officers exercised stock options during the fiscal year ended January 28, 1995. In addition, Mr. Stevenish exercised 1,000 stock options on April 17, 1995. As of January 28, 1995, the following table sets forth information regarding the number and value of unexercised stock options.

                                                                                              VALUE OF UNEXERCISED IN
                                                                  NUMBER OF UNEXERCISED      THE MONEY OPTIONS AT YEAR
                                      SHARES                    OPTIONS AT FISCAL YEAR END            END (2)
                                    ACQUIRED ON      VALUE     ----------------------------  --------------------------
NAME                                 EXERCISE      REALIZED     EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
- ---------------------------------  -------------  -----------  -------------  -------------  -----------  -------------
Michael Bozic....................       10,479    $  22,653(1)      23,521        171,000     $  70,563     $ 469,250
John G. Reen.....................            0            0         10,000         63,000        30,000       160,250
Andrew J. Samuto.................            0            0          8,000         47,000        24,000       122,250
E. Jackson Smailes...............        1,000        3,000(2)      10,000         62,000        30,000       163,500
Robert J. Stevenish..............            0            0         11,000         62,000        33,000       163,500

- ------------------------------
(1) Based on the difference between the exercise price of $18.25 and (a) the closing price of the Company's Common Stock on November 29, 1994 of $19.875 as to 5,479 shares and (b) the closing price of the Company's Common Stock on January 10, 1995 of $21.00 as to 5,000 shares.

(2) Based on the difference between the closing price of the Company's Common Stock on January 27, 1995 of $21.25 per share and the exercise price of $18.25 per share, as to options granted November 4, 1993 and $19.50 per share as to options granted April 21, 1994.

LONG TERM INCENTIVE PLAN AWARDS

    Except for the Company's Stock Option Plans described above, the Company does not have a long term incentive plan, and the Company made no long term incentive plan awards in fiscal 1994.

PENSION PLAN

    The following table shows the estimated annual retirement benefit payable on a straight life annuity basis to participating associates, including officers, in the earnings and years of service classifications indicated, under the Company's retirement plan which covered most officers and other salaried associates on a contributory basis. Such benefits reflect an integration of Social Security benefits. The Company's plan also provides for the payment of benefits to an associate's surviving spouse or other beneficiary, under alternative options.

 HIGHEST AVERAGE ANNUAL
COMPENSATION DURING ANY
 FIVE CONSECUTIVE YEARS                      YEARS OF CREDITED SERVICE
BETWEEN 1965 AND NORMAL   ---------------------------------------------------------------
  RETIREMENT AGE OF 65        15           20           25           30           35
- ------------------------  -----------  -----------  -----------  -----------  -----------
      $    250,000        $   58,331   $   77,775   $   97,219   $  116,663   $  136,107*
           300,000            71,456       95,275      119,094*     142,913*     166,732*
           400,000            97,706      130,280*     162,850*     195,420*     227,990*
           500,000           123,956*     165,275*     206,594*     247,913*     289,232*
         1,000,000           255,210*     340,280*     425,350*     510,420*     595,490*
         1,500,000           386,460*     515,280*     644,100*     772,920*     901,740*

- ------------------------
*Subject to limitations imposed by the Employees Retirement Income Security Act of 1974 ("ERISA"), as amended. The current maximum annual benefit allowed by ERISA is $118,800.

    Benefits under the plan are calculated based upon 100% of cash compensation (salary and bonus) actually received during any calendar year, subject to any limitations imposed by law. The compensation upon which benefit calculations are based differs from compensation reported in the Cash Compensation Table set forth above because the Internal Revenue Service limits to $150,000 the amount of 1994 compensation to be used in calculating benefits under the pension plan. At April 30, 1994, the plan termination date, Messrs. Bozic, Reen, Samuto, Smailes and Stevenish had 3.0, 17.7, 29.2, 2.7 and 2.4 years of credited service, respectively, and the individual compensation for calendar year 1993 for purposes of the plan was $150,000 for each of Messrs. Bozic, Samuto and Reen. Messrs. Smailes and Stevenish do not participate in the pension plan.

    Subject to receiving necessary approvals from the Internal Revenue Service, the pension plan was terminated effective April 30, 1994. On May 12, 1995, the Company received a favorable determination from the Internal Revenue Service. The Company expects that during the current fiscal year accrued benefits will be transferred to associates participating in the pension plan in the form of either an annuity or a rollover into the associate's 401(k) savings account at the option of the associate.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    During the fiscal year ended January 28, 1995, the Company instituted a Supplemental Executive Retirement Plan ("SERP") which will provide certain benefits to 20 key executives of the Company, including each of the executives named in the Summary Compensation Table. The Company did not make any payments pursuant to the SERP in the fiscal year ended January 28, 1995. However, during the current fiscal year, the Company anticipates making contributions pursuant to the SERP for each of the executives named in the Summary Compensation Table. Said contributions are expected to be included in the "All Other Compensation" column of the Summary Compensation Table in the proxy statement for the 1996 Annual Meeting of Shareholders.

    The SERP provides that in the event of a Change in Control, all participants in the SERP will immediately be fully vested, and, depending on a participant's age, there may be adjustments in the actuarial calculations used to compute a participant's benefits. The foregoing could require substantial additional funding of the SERP by the Company. If there is a Change in Control in 1995, for example, in connection with the May 1995 unsolicited proposals by Dickstein Partners Inc. and certain of its affiliates to acquire the Company's outstanding Common Stock in a merger transaction or the related proxy solicitation, the Company estimates that such additional funding will be approximately $5.5 million. "Change in Control" is defined in the SERP in the same manner as it is defined in the employment agreements for the Company's senior executive officers. See "Employment Contracts".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the fiscal year ended January 28, 1995, no executive officer of the Company (i) served on the board of directors of any company of which Mr. Moody, Ms. Engel or Mr. Loynd (the members of the Company's HR/Compensation Committee) was an executive officer or (ii) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such a committee, on the board) of another entity, one of whose executive officers is a member of the Board of Directors of the Company.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP

    The following table sets forth as of May 5, 1995 information with respect to beneficial ownership of shares of the Company's Common Stock and Series A Preferred Stock. The information was obtained from Company records and information supplied by the shareholders, including information on Schedules 13D and 13G and Forms 4 prescribed by the SEC. Each share of Series A Preferred Stock is immediately convertible into one share of Common Stock, and the Series A Preferred Stock has coextensive voting rights with the Company's Common Stock.

                                                                 AMOUNT AND NATURE
  TITLE OF                   NAME AND ADDRESS                      OF BENEFICIAL      PERCENT OF   PERCENT OF VOTING
   CLASS                    OF BENEFICIAL OWNER                      OWNERSHIP           CLASS         STOCK (1)
- ------------  -----------------------------------------------  ---------------------  -----------  -----------------
Common        Dickstein Partners Inc. (2)                           1,113,459(2)           11.73           10.38
              Dickstein Partners, L.P.
              Dickstein & Co., L.P.
              Dickstein Focus Fund L.P.
              Mark Dickstein
              9 West 57th Street
              Suite 4630
              New York, NY 10019
              Dickstein International Limited
              129 Front Street
              Hamilton HM12 Bermuda
Common        Heine Securities Corporation (3)                        952,885(3)            9.96            8.88
              51 John F. Kennedy Parkway
              Short Hills, NJ 07078
Common        FMR Corp. (4)                                           808,814(4)            8.52            7.54
              Fidelity Management and Trust Company
              82 Devonshire Street
              Boston, MA 02109-3614
Common        ML-Lee Acquisition Fund II, L.P. (5), ML-Lee            786,683(5)            8.22            7.28
              Acquisition Fund (Retirement Accounts) II,
              L.P., Thomas H. Lee Advisors II, L.P.
              Thomas H. Lee
              World Financial Center
              South Tower, 23rd Fl.
              New York, NY 10080-6123
Common        Wellington Management Company                           677,245               7.14            6.31
              75 State Street
              Boston, MA 02109
Common        Richard S. Karpin, Assistant Special Deputy             591,047(6)            6.08            5.51
              Superintendent of Insurance of the State of New
              York, as Agent of the Rehabilitator of
              Executive Life Insurance Company of New York
              123 William Street
              New York, NY 10038-3889

- ------------------------
(1) Represents the percentage of shares of Common Stock and Series A Preferred Stock owned beneficially to the aggregate of 9,490,183 shares of Common Stock and 1,234,713 shares of Series A Preferred Stock.

(2)  Dickstein  Partners Inc., Dickstein Partners,  L.P., Dickstein & Co., L.P.,
     Dickstein Focus  Fund  L.P.,  Dickstein  International,  Limited  and  Mark
     Dickstein  have  filed  a  Schedule  13D  and  amendments  thereto  showing beneficial ownership of an aggregate of 1,113,459 shares. Of the  1,113,459 total  shares owned beneficially, Dickstein  & Co., L.P. owned beneficially
     727,315 of such shares. Dickstein Focus Fund L.P. owned beneficially 90,995 of such  shares  and  Dickstein International  Limited  owned  beneficially
     295,149  of such shares. Dickstein Partners, L.P. is the general partner of
     Dickstein & Co., L.P. and Dickstein Focus Fund L.P. Dickstein Partners Inc.
     is the general partner  of Dickstein Partners, L.P.  and is the advisor  to
     Dickstein  International Limited. Since Mark Dickstein is the President and
     sole director  of  Dickstein  Partners  Inc.,  he  may  be  deemed  to  own beneficially all shares shown.

(3) Michael F. Price is the President of Heine Securities Corporation and he may be deemed to own beneficially all the shares owned by Heine Securities
     Corporation.

(4) FMR Corp. has filed a Schedule 13D and amendments thereto showing beneficial ownership of 808,814 shares. The Company believes that FMR Corp.
     and Fidelity Management and Trust Company may be deemed a "group" as that term is used in Rule 13d5(b) of the Exchange Act. The shares listed are owned beneficially by Fidelity Management and Trust Company, a trustee or managing agent for various private investment accounts, primarily employee benefit plans, and an investment advisor to certain other funds which are generally offered to limited groups of investors.

(5)  ML-Lee Acquisition Fund II, L.P. owns beneficially 458,432 shares of Common
     Stock, and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. owns beneficially 244,818 shares of Common Stock. Thomas H. Lee Advisors II,
     L.P., as the investment advisor to both Funds, shares the power to vote and to direct the disposition of securities held by the Funds and therefore may be deemed to own beneficially the 703,250 shares of Common Stock owned beneficially in the aggregate by the Funds. Thomas H. Lee, Chairman of the Board, is a General Partner of both Funds. The shares listed include 83,433 shares of Common Stock owned beneficially by Mr. Lee individually, including 441 shares of Common Stock issuable upon conversion of Series A
     Preferred Stock and 77,759 shares of Common Stock issuable upon exercise of Series 1993 Warrants. Mr. Lee disclaims beneficial ownership of 87 shares of Common Stock issuable upon exercise of Series 1993 Warrants he holds as custodian for his son.

(6) The shares listed include 229,559 shares of Common Stock issuable upon conversion of 229,559 shares of Series A Preferred Stock (18.59% of the Series A Preferred) and 5,929 shares of Common Stock issuable upon exercise of Series 1993 Warrants.

BENEFICIAL OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth as of May 5, 1995 the beneficial ownership of the Company's Common Stock and Series A Preferred Stock held by each director, the nominees for director, the executive officers named in the Summary Compensation Table and directors and executive officers as a group. Each share of Series A Preferred Stock is immediately convertible into one share of Common Stock, and the Series A Preferred Stock has coextensive voting rights with the Common Stock.

                                                      AMOUNT AND NATURE
  TITLE OF              NAME AND ADDRESS                OF BENEFICIAL       PERCENT OF       PERCENT OF
   CLASS              OF BENEFICIAL OWNER                 OWNERSHIP            CLASS      VOTING STOCK (1)
- ------------  ------------------------------------  ---------------------  -------------  -----------------
Common        Thomas H. Lee                             786,683(2)(13)            8.22             7.28
Common        Michael Bozic                              41,000(3)               *                *
Common        Susan E. Engel                                500(4)               *                *
Common        Richard B. Loynd                            1,500(5)               *                *
Common        Norman S. Matthews                         26,307(6)(13)           *                *
Common        James L. Moody, Jr.                         1,763(7)(13)           *                *
Common        John G. Reen                               15,799(8)(13)           *                *
Common        Andrew J. Samuto                           11,968(9)(13)           *                *
Common        E. Jackson Smailes                         14,600(10)              *                *
Common        Robert J. Stevenish                        14,600(11)              *                *
Common        Directors and Executive Officers          925,064(12)(13)
               as a Group (13 Persons)                                            9.55             8.47

- ------------------------
 *   Represents less than 1% of outstanding shares.
(1) Represents the percentage of shares of Common Stock and Series A Preferred Stock owned beneficially to the aggregate of 9,490,183 shares of Common Stock and 1,234,713 shares of Series A Preferred Stock, which have coextensive voting rights.
(2) Includes 703,250 shares of Common Stock owned beneficially by ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. of which Mr. Lee is a general partner, 5,674 shares of Common Stock, including 441 shares of Common Stock issuable upon conversion of Series A Preferred Stock, and 77,759 shares issuable upon exercise of Series 1993 Warrants held by the 1989 Thomas H. Lee Nominee Trust, of which Mr. Lee is the beneficiary and settlor. Mr. Lee disclaims beneficial ownership of 87 shares issuable upon exercise of Series 1993 Warrants he holds as custodian for his son.
(3) Consists of 5,479 shares issued upon exercise of stock options exercised November 19, 1994, 5,000 shares issued upon exercise of stock options exercised January 10, 1995 and 30,521 exercisable stock options.
(4)  Consists of exercisable stock options.
(5)  Includes 1,000 shares of Common Stock and 500 exercisable stock options.
(6) Includes 26,000 exercisable stock options and 307 shares issuable upon exercise of Series 1993 Warrants to purchase Common Stock.
(7) Includes 1,000 shares of Common Stock, 500 exercisable stock options and 263 shares issuable upon exercise of Series 1993 Warrants to purchase Common Stock.
(8) Includes 270 shares of Common Stock, 14,600 exercisable options and 929 shares issuable upon exercise of Series 1993 Warrants to purchase Common Stock.
(9) Includes 858 shares of Common Stock, 11,000 exercisable options and 110 shares issuable upon exercise of Series 1993 Warrants to purchase Common Stock.
(10) Consists of 1,000 shares issued upon exercise of stock options exercised January 27, 1995 and 13,600 exercisable stock options.
(11) Consists of 1,000 shares issued upon exercise of stock options exercised April 17, 1995 and 13,600 exercisable stock options.
(12) Consists of 724,089 shares of Common Stock including 441 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 120,921 exercisable stock options and 80,054 shares issuable upon exercise of Series 1993 Warrants to purchase Common Stock.
(13) Although each Series 1993 Warrant is immediately exercisable for one share of Common Stock, each such Series 1993 Warrant is, at present, significantly "out of the money" ($30 per share exercise price versus $23.00 per share closing price on the New York Stock Exchange on May 5, 1995.)

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Lee, who is Chairman of the Board, is a director of J. Baker, Inc. and owns less than 1% of the outstanding capital stock of J. Baker, Inc. The Company and J. Baker, Inc. are parties to a license agreement pursuant to which J. Baker, Inc. operates footwear departments in Hills Department Stores and pays the Company a license fee.

                                     * * *

    Part IV of the Registrant's Annual Report on Form 10-K is hereby amended by adding the following Exhibit 10.14 in Item 14(a)(3) thereof:

10.14*     Hills
           Department
           Store
           Company
           Supplemental
           Executive
           Retirement
           Plan.

- ------------------------
*Executive Compensation Plans and Arrangements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (and Rule 12b-15 promulgated thereunder), the Registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on May 30, 1995.

                                          HILLS STORES COMPANY
                                          By:   /s/ WILLIAM K. FRIEND
                                          --------------------------------------
                                            William K. Friend
                                            Vice President-Secretary

                                 EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

  EXHIBIT                                                      TITLE
- -----------  ---------------------------------------------------------------------------------------------------------
      10.14                   Hills Department Store Company Supplemental Executive Retirement Plan.