Form 10-Q
period 1995-04-29
HILLS STORES CO /DE/
filed 1995-06-12
CIK 786877

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
- -----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 29, 1995


- -----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from         to
                                       ------     ------

                        COMMISSION FILE NUMBER 1-9505

                             HILLS STORES COMPANY
            (Exact name of registrant as specified in its charter)

          DELAWARE                                  31-1153510
          --------                                  ----------

  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                  Identification No.)


 15 DAN ROAD, CANTON, MASSACHUSETTS                    02021
 ----------------------------------                    -----
(Address of principal executive offices)             (Zip Code)


                                 617-821-1000
                                 ------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X        NO
                          -------        -------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       YES   X        NO
                          -------        -------

     The number of shares of common stock outstanding as of May 27, 1995 was 9,538,986 shares.

                    HILLS STORES COMPANY AND SUBSIDIARIES

                              TABLE OF CONTENTS
                              ------------------

                        PART I - FINANCIAL INFORMATION



FINANCIAL STATEMENTS
[S]  [C]                                                            [C]
     Consolidated Balance Sheets as of April 29, 1995,
     January 28, 1995, and April 30, 1994                            3

     Consolidated Statements of Operations for the
     Quarters Ended April 29, 1995 and April 30, 1994                4

     Consolidated Statements of Cash Flows for the Quarters
     Ended April 29, 1995 and April 30, 1994                         5

     Notes to Consolidated Financial Statements                      6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                            8


                         PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                          10

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                           10

HILLS STORES COMPANY AND SUBSIDIARIES
- -----------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                        April 29,   January 28,   April 30,
(in thousands)                             1995        1995         1994
- -----------------------------------------------------------------------------
                                       (unaudited)              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents            $   6,360    $ 180,051   $ 40,844
   Trade receivables, net                  28,782       23,471     31,820
   Inventories                            400,328      313,851    367,662
   Deferred tax asset                      20,923       20,923          -
   Other current assets                     5,002        4,743      4,858
                                        ---------    ---------  ---------
      Total current assets                461,395      543,039    445,184

Property and equipment, net               166,741      154,950    141,872
Property under capital leases, net        121,524      124,108    131,880
Beneficial lease rights, net                8,868        9,075      9,696
Other assets, net                           5,176        6,380      8,931
Deferred tax asset                         10,061       10,061          -
Reorganization value in excess of
    amounts allocable to identifiable
    assets, net                           142,826      144,765    174,482
                                        ---------    ---------  ---------
                                        $ 916,591    $ 992,378  $ 912,045
                                        =========    =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of capital leases    $   6,121    $   6,121  $   5,532
   Accounts payable, trade                126,353       82,943     96,121
   Other accounts payable and accrued
     expenses                             174,192      212,489    183,256
                                        ---------    ---------  ---------
       Total current liabilities          306,666      301,553    284,909

Senior notes                              160,000      160,000    160,000
Obligations under capital leases          123,037      124,508    129,295
Financing obligation - sale/leaseback      25,169       25,169          -
Other liabilities                          10,098       10,263      9,968

Commitments and contingencies                   -            -          -

Preferred stock, at mandatory redemption
   value                                   27,482       64,144     86,476


Common shareholders' equity:
   Common stock                                96          108         97
   Additional paid-in capital             206,714      229,967    207,427
   Retained earnings                       57,329       76,666     33,873
                                        ---------    ---------  ---------

       Total common shareholders'
           equity                         264,139      306,741    241,397
                                        ---------    ---------  ---------
                                        $ 916,591    $ 992,378  $ 912,045
                                        =========    =========  =========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- ----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Quarter        Quarter
                                                     Ended          Ended
(unaudited)                                        April 29,       April 30,
(in thousands, except per share amounts)              1995           1994
- ----------------------------------------------------------------------------
Net sales                                         $ 362,862      $ 365,597
Cost of sales                                       261,552        265,263
Selling and administrative expenses                  91,065         85,519
Depreciation and amortization                         9,100          8,419
                                                  ---------      ---------
Operating earnings                                    1,145          6,396

Other income (expense):
    Capital lease interest                       (    3,579)    (    3,732)
    Other interest                               (    7,392)    (    5,665)
    Other income, net                                 1,810            639
                                                  ---------      ---------
                                                 (    9,161)    (    8,758)
                                                  ---------      ---------
Loss before income taxes                         (    8,016)    (    2,362)

Income tax benefit                                    3,679              -
                                                  ---------      ---------
Net loss applicable to common shareholders       ($   4,337)    ($   2,362)
                                                  =========      =========
Primary loss per share applicable to common
    shareholders                                 ($    0.45)    ($    0.25)
                                                  =========      =========
Fully-diluted loss per share applicable to common
    shareholders                                 ($    0.42)    ($    0.25)
                                                  =========      =========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- -----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Quarter       Quarter
                                                 Ended         Ended
(unaudited)                                     April 29,     April 30,
(in thousands)                                    1995          1994
- -----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                       ($  4,337)     ($  2,362)
Adjustments to reconcile net loss to net
     cash used for operating activities:

    Depreciation and amortization                 10,439          9,003
    Gain on conversion of pension plan                 -      (   4,479)
    Increase in accounts receivable and other
     current assets                            (   5,570)     (   8,663)
    Increase in inventories                    (  86,477)     (  41,197)
    Increase in accounts payable and other
     accrued expenses                              6,227         19,577
    Other, net                                       123             55
                                                --------       --------
        Net cash used for operating
              activities                       (  79,595)     (  28,066)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                           (  16,316)     (  12,801)
                                                --------       --------
        Net cash used for investing
              activities                       (  16,316)     (  12,801)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments under capital lease
     obligations                               (   1,471)     (   1,331)
Cash distributions pursuant to the Plan of
     Reorganization                            (   1,613)     (   7,007)
Shares repurchased in self-tender              (  75,000)             -
Other financing activities                           304              -
                                                --------       --------
        Net cash used for financing
              activities                       (  77,780)     (   8,338)
                                                --------       --------
Net decrease in cash and cash equivalents      ( 173,691)     (  49,205)

Cash and cash equivalents at beginning of
       period                                    180,051         90,049
                                                --------       --------



Cash and cash equivalents at end of period      $  6,360       $ 40,844
                                                ========       ========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- ----------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles nor those normally made in the Company's annual Form 10-K filing; however, the Company considers the disclosures adequate to make the information presented not misleading. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The Company's business is seasonal in nature and the results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full fiscal year. The fourth quarter of each fiscal year provides the major portion of the Company's annual sales and operating earnings, with operating earnings particularly concentrated in the Christmas selling season.

2.   HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
     -------------------------------------------------

During the quarter ended April 29, 1995, 1,833,113 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") were converted to the Company's Common Stock (the "Common Stock") on a share for share basis. These noncash conversions amounted to $36.7 million (see Note 4).

3.   EARNINGS PER SHARE
     ------------------

Primary loss per share of the Company for the quarter ended April 29, 1995 and April 30, 1994 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 9,665,659 shares and 9,564,899 shares,respectively. Fully-diluted loss per share for the quarter ended April 29, 1995 and April 30, 1994 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,399,194 shares and 9,564,899 shares, respectively. The calculation of the fully-diluted loss per share assumes that actual conversions of Preferred Stock during the quarter occurred as of the beginning of the period being reported on. The weighted average number of shares used for the quarter ended April 29, 1995 and April 30, 1994, reflects all shares of common stock intended to be issued in accordance with the Plan of Reorganization.

HILLS STORES COMPANY AND SUBSIDIARIES
- -----------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   SELF-TENDER FOR COMMON STOCK
     ----------------------------

In August 1994, Dickstein Partners, L.P., et al. ("Dickstein") commenced a consent solicitation to replace four members of the Board of Directors with Dickstein nominees. In response to the Dickstein consent solicitation, the Company's Board of Directors announced a program to enhance shareholder value, including the approval of a self-tender to purchase up to 3,000,000 common shares at $25 per share in cash and the implementation of a growth program which includes remodeling, opening new stores, and the continuation of operating improvement programs. Effective February 21, 1995, the Company accepted for payment 3,000,000 shares of Common Stock which were validly tendered pursuant to the Company's offer, and for which payment of $75,000,000 was made in March. The excess of the purchase price over the original issue price of the preferred and common stock, or $15,000,000, was charged to retained earnings. In connection with the offer, 561,863 shares of Preferred Stock were converted to Common Stock.

5.   SUBSEQUENT EVENTS
     -----------------

In May 1995, Dickstein submitted an unsolicited offer to purchase all of the Company's outstanding capital stock for $25 per share in cash. The Company's Board of Directors rejected the offer, whereupon Dickstein announced his intentions to solicit shareholder approval for the proposed offer at the Company's annual shareholder meeting and to replace current members of the Board of Directors with Dickstein nominees. Subsequent to the initial offer, Dickstein submitted a revised unsolicited offer to purchase all of the Company's outstanding capital stock for $22 per share in cash and $5 per share in 14% (payable in kind for up to five years) debentures maturing in twelve years. This offer was also rejected by the Company's Board of Directors. In connection with the Dickstein offers, the Company hired Smith Barney Inc. as its financial advisor and agreed to pay them an initial fee of $1,750,000, and other fees dependent upon the occurrence of certain future events. Other impacts, if any, of the offer on the financial condition and results of operations of the Company cannot be determined at this time.

On May 4, 1995 attorneys for Gayle L. Dolowich and Ivan S. Dolowich filed a lawsuit in the Court of Chancery of the State of Delaware against the seven directors of the Company, a former director of the Company and the Company on behalf of the named plaintiffs and purportedly on behalf of all other public shareholders of the Company. The complaint alleges that the defendants have, among other things, "not properly responded to an offer by Dickstein to acquire the outstanding shares of Hills." In addition, the Company has received information, although it has not yet been served with court papers, that the same law firm representing the Dolowich couple also filed another lawsuit on May 4, 1995 in the same Delaware court on behalf of Joseph K. Weiss, who alleges he is a shareholder of the Company. The seven directors of the Company and the Company are the named defendants. The complaint seeks an injunction ordering the directors to abide by their fiduciary duties in

HILLS STORES COMPANY AND SUBSIDIARIES
- -----------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   SUBSEQUENT EVENTS (continued)
     -----------------------------

respect of any proposal, including acquisition offers, to maximize shareholder value. The Company believes that both lawsuits are without merit.

HILLS STORES COMPANY AND SUBSIDIARIES
- -----------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 29, 1995 VERSUS
QUARTER ENDED APRIL 30, 1994

Sales decreased 0.7% compared to the same period in 1994. This decrease was primarily attributable to colder than normal weather patterns which resulted in sluggish apparel sales in March and April, partially offset by sales from five new stores and moderate increases in seasonal and other hardline categories. Comparable store sales were $351.3 million compared to $365.6 million in 1994, a 3.9% decrease.

Cost of sales as a percentage of sales was 72.1% in the first quarter of 1995 compared to 72.6% in the first quarter of 1994. The improvement of 0.5% is due to a decreased cost associated with markdowns during 1995.

Selling and administrative expenses as a percentage of sales was 25.1% compared to 23.4% in 1994, a 1.7% increase. The prior year expenses include a $4.5 million gain from elimination of pension obligations, which represents 1.2% of the increase from year to year. Higher operating costs associated with new and remodeled stores combined with reduced sales led to the remaining 0.5% increase.

Depreciation and amortization as a percentage of sales was 2.5% in the first quarter of 1995 compared to 2.3% for the same period in 1994. This increase is due to additional depreciation on a higher fixed asset base, as a result of the Company's remodeling and expansion program, combined with reduced sales.

Other interest expense was $7.4 million in the first quarter of 1995 compared to $5.7 million in the same period of 1994. This $1.7 million increase is due primarily to additional amortization of deferred financing costs and interest on the sale/leaseback transactions.

Other income was $1.8 million in the first quarter of 1995 compared to $0.6 million in the same period of 1994, a $1.2 million increase. Investment income on higher average cash balances accounts for the majority of this increase.

The Company's effective tax rate was 45.9% in the first quarter of fiscal 1995 compared to a rate of 47.0% for fiscal 1994. The decrease in the rate results principally from a decrease in non-deductible goodwill amortization as a percentage of the related expected pre-tax earnings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of April 29, 1995 decreased by approximately $86.8 million from January 28, 1995. The decrease is primarily due to the Company's payment of $75 million for its self-tender offer of 3,000,000 shares of Common Stock (see Note 4 of Notes to Consolidated Financial Statements).

HILLS STORES COMPANY AND SUBSIDIARIES
- -----------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash used for operating activities for the first quarter ended April 29, 1995 increased $51.5 million compared to the first quarter ended April 30, 1994. This use of cash for operating activities is primarily due to the seasonal nature of the Company's business. Early receipt of merchandise in certain hardline categories, the impact of five new stores, and lower than expected sales all contributed to the increased use of cash. By the end of fiscal 1995, the Company expects to generate positive cash flows from operating activities.

Capital expenditures, primarily for the remodeling and upgrading of existing stores and the opening of three new stores, were $16.3 million during the first quarter of 1995. The Company plans to complete the remainder of its store remodeling program in the current year. During fiscal 1995, capital expenditures are expected to approximate $68 million, with approximately 10 new store openings.

In May 1995, Dickstein Partners, L.P., et al. ("Dickstein") submitted an unsolicited offer to purchase all of the Company's outstanding capital stock for $25 per share in cash. The Company's Board of Directors rejected the offer, whereupon Dickstein announced his intentions to solicit shareholder approval for the proposed offer at the Company's annual shareholder meeting and to replace current members of the Board of Directors with Dickstein nominees. Subsequent to the initial offer, Dickstein submitted a revised unsolicited offer to purchase all of the Company's outstanding capital stock for $22 per share in cash and $5 per share in 14% (payable in kind for up to five years) debentures maturing in twelve years. This offer was also rejected by the Company's Board of Directors. In connection with the Dickstein offers, the Company hired Smith Barney Inc. as its financial advisor and agreed to pay them an initial fee of $1,750,000, and other fees dependent upon the occurrence of certain future events. Other impacts, if any, of the offer on the financial condition and results of operations of the Company cannot be determined at this time.

As of April 29, 1995, there was no outstanding balance under the Company's $225 million unsecured Revolving Credit Facility (the "Facility"). During the first quarter of 1995, there were no direct borrowings under the Facility.

Management believes, before the effects, if any, of the Dickstein offer, that amounts available under the Company's current borrowing agreement, together with cash from operations, will enable the Company to fund its current liquidity and capital expenditure requirements.

                        PART II - OTHER INFORMATION




     ITEM 1.      LEGAL PROCEEDINGS
     -------      -----------------

     On May 4, 1995 attorneys for Gayle L. Dolowich and Ivan S. Dolowich filed a lawsuit in the Court of Chancery of the State of Delaware against the seven directors of the Company, a former director of the Company and the Company on behalf of the named plaintiffs and purportedly on behalf of all other public shareholders of the Company. The complaint alleges that the defendants have, among other things, "not properly responded to an offer by Dickstein to acquire the outstanding shares of Hills." In addition, the Company has received information, although it has not yet been served with court papers, that the same law firm representing the Dolowich couple also filed another lawsuit on May 4, 1995 in the same Delaware court on behalf of Joseph K. Weiss, who alleges he is a shareholder of the Company. The seven directors of the Company and the Company are the named defendants. The complaint seeks an injunction ordering the directors to abide by their fiduciary duties in respect of any proposal, including acquisition offers, to maximize shareholder value. The Company believes that both lawsuits are without merit.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
     -------      --------------------------------

     a.     The following documents are filed as part of this report:
        3
     2.1 First Amended Consolidated Plan of Reorganization, dated as of July 16, 1993.
        3
     2.2    September 10, 1993 Amendment to such Plan of Reorganization.
        4
     3.1 Amended and Restated Certificate of Incorporation of the Company, dated September 27, 1993.
        4
     3.2 Amendment dated January 18, 1995 to the Certificate of Incorporation of the Company.
        6
     3.3    Amended and Restated By-Laws of the Company.
        1
     4.1 Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred Stock of the Company.
        5
     4.2    Form of Series 1993 Stock Right.
        1
     4.3    Indenture relating to the 10.25% Senior Notes Due 2003 of the
            Company.
        2
     4.4 Series 1993 Warrant Agreement dated October 4, 1993 between the Company and Chemical Bank, as warrant agent.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (continued)
- -------     --------------------------------------------

        6
     4.5 Rights Agreement dated as of August 16, 1994 between the Company and Chemical Bank, as Rights Agent.
        6
     4.6 Form of Certificate of the Voting Powers, Preferences and other designated attributes of Series B Participating Cumulative Preferred Stock of the Company (which is attached as Exhibit A to the Rights Agreement incorporated by reference as Exhibit 4.5 hereto).
        6
     4.7 Form of Right Certificate (which is attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.5 hereto).
         6
     10.1 * Forms of Employment Agreement made as of August 19, 1994 with Michael Bozic, Andrew J. Samuto, John G. Reen, E. Jackson
            Smailes, and Robert J. Stevenish.
         6
     10.2 * Form of Consulting Agreement made as of August 19, 1994 with
            Norman S. Matthews.
         5
     10.3 * 1993 Incentive and Nonqualified Stock Option Plan.
         4
     10.4 * Form of individual Employment Agreements dated September 30,
            1994 with, respectively, Messrs. Bozic, Reen, Samuto, Smailes and Stevenish, accompanied by Schedule A from each individual agreement setting forth the office, term, compensation, etc., applicable to each such person.
         4
     10.5 * Consulting Agreement with Norman S. Matthews dated September
            30, 1994.
         7
     10.6 * Hills Department Store Company Supplemental Executive Retirement
            Plan.
         8
     10.7 * 1995 Incentive and Nonqualified Stock Option Plan.
         2
     10.8 Credit Agreement dated as of October 4, 1993 among HDSC, Hills Stores Company, the Lenders named therein and Chemical Bank, as Administrative Agent and Fronting Bank ("Chemical Bank Agreement").

     11     Statements regarding computation of per share earnings.

     15     Letters regarding unaudited interim financial information.

     27     Financial Data Schedule.

     ---------------------

     *  Executive Compensation Plans and Arrangements.

     1. Incorporated by reference from the Form 8-A of the Company filed on October 5, 1993.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (continued)
- -------     --------------------------------------------

     2. Incorporated by reference from the Report on Form 8-K of the Company dated October 4, 1993.

     3. Incorporated by reference from the Report on Form 8-K of Hills Department Stores, Inc. dated September 10, 1993 (same Commission File No. 1-9505).

     4. Incorporated by reference from the Annual Report on Form 10-K of Hills Department Stores, Inc. for the fiscal year ended January 28, 1995.

     5. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

     6. Incorporated by reference from the Form 8-K of the Company dated August 23, 1994.

     7. Incorporated by reference from the Form 10-K/A (Amendment No.1) for the fiscal year ended January 28, 1995.

     8. Incorporated by reference from the exhibits in the proxy statement dated June 1, 1995 for the annual meeting of stockholders to be held June 23, 1995.

     b.     Reports on Form 8-K

     No report on Form 8-K was filed by the Registrant during the quarter ended April 29, 1995.

                                SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HILLS STORES COMPANY



          Date:  June  9, 1995      /s/Michael Bozic
                                    ----------------
                                    Michael Bozic
                                    President and Chief Executive Officer



          Date:  June  9, 1995      /s/John G. Reen
                                    ---------------
                                    John G. Reen
                                    Executive Vice President-Chief Financial
                                    Officer

                               EXHIBIT INDEX


                  Pursuant to Item 601 of Regulation S-K



Exhibit                        Title
- -------                        -----

11              Statements regarding computation of earnings per share.

15              Letters regarding unaudited interim financial information.

27              Financial Data Schedule.