Form 10-Q
period 1995-07-29
HILLS STORES CO /DE/
filed 1995-09-12
CIK 786877

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----   SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 29, 1995


  ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to
                                         -------    -------

                       COMMISSION FILE NUMBER 1-9505
                       -----------------------------


                           HILLS STORES COMPANY
                           ---------------------
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


                               617-821-1000
                               -------------
           (Registrant's telephone number, including area code)

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

     The number of shares of common stock outstanding as of August 29, 1995 was 9,798,050 shares.

                   HILLS STORES COMPANY AND SUBSIDIARIES

                             TABLE OF CONTENTS
                             -----------------

                      PART I - FINANCIAL INFORMATION



FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of July 29, 1995,
     January 28, 1995, and July 30, 1994                   3

     Consolidated Statements of Operations for the
     Thirteen and Twenty-six Weeks Ended July 29, 1995
     and July 30, 1994                                     4

     Consolidated Statements of Cash Flows for the
     Twenty-six Weeks Ended July 29, 1995 and July
     30, 1994                                              5

     Notes to Consolidated Financial Statements            6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                       10


                        PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                14

ITEM 2:  CHANGES IN SECURITIES                            14

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                 15

ITEM 5:  OTHER INFORMATION                                16

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                 17

HILLS STORES COMPANY AND SUBSIDIARIES
-----------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                   July 29,    January 28,   July 30,
(in thousands)                       1995         1995         1994
-----------------------------------------------------------------------
                                  (unaudited)               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents        $    456     $ 180,051    $  4,701
  Trade receivables, net             48,915        23,471      47,108
  Inventories                       442,565       313,851     396,044
  Deferred tax asset                 20,923        20,923           -
  Other current assets                6,231         4,743       4,319
                                   --------     ---------    --------
     Total current assets           519,090       543,039     452,172

Property and equipment, net         181,654       154,950     151,707
Property under capital leases,
  net                               118,941       124,108     129,284
Beneficial lease rights, net          8,661         9,075       9,489
Other assets, net (Note 5)            8,187         6,380       8,351
Deferred tax asset                   10,061        10,061           -
Reorganization value in excess of
  amounts allocable to identifiable
  assets, net                       140,887       144,765     172,235
                                   ---------    ---------   ---------
                                   $ 987,481    $ 992,378   $ 923,238
                                   =========    =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under revolving
    credit facility (Note 5)       $ 115,000    $       -   $       -
  Current portion of capital
    leases                             6,121        6,121       5,532
  Accounts payable, trade            122,873       82,943     112,121
  Other accounts payable and
    accrued expenses                 181,400      212,489     183,264
                                   ---------    ---------   ---------
     Total current liabilities      425,394       301,553     300,917

Senior notes (Note 5)               160,000       160,000     160,000
Obligations under capital leases    121,525       124,508     127,927
Financing obligation -
  sale/leaseback                     25,169        25,169           -
Other liabilities                     8,935        10,263      10,118

Commitments and contingencies             -             -           -

Preferred stock, at mandatory
  redemption value (Note 2)          25,716        64,144      77,671

Common shareholders' equity (Note 4):
  Common stock                           97           108         101
  Additional paid-in capital        208,486       229,967     216,228
  Retained earnings                  12,159        76,666      30,276
                                  ---------      --------    --------
     Total common shareholders'
     equity                         220,742       306,741      246,605
                                  ---------      --------    ---------
                                  $ 987,481     $ 992,378    $ 923,238
                                  =========     =========    =========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS



                                   Thirteen Weeks Ended  Twenty-six Weeks Ended
                                   --------------------  -----------------------

(unaudited)                         July 29,   July 30,   July 29,     July 30,
(in thousands, except per             1995       1994       1995         1994
 share amounts)
-------------------------------------------------------------------------------
Net sales                         $  389,424  $ 375,632  $ 752,286   $ 741,229
Cost of sales                        288,683    269,173    550,235     534,436
Selling and administrative
  expenses                            98,149     92,231    189,214     177,750
Depreciation and amortization          9,480      8,772     18,580      17,191
Costs related to change in
  control (Note 5)                    43,292          -     43,292           -
                                    --------   --------   --------   ---------
Operating earnings (loss)        (    50,180)     5,456  (  49,035)     11,852

Other income (expense):
  Capital lease interest         (     3,538)  (  3,696) (   7,117) (    7,428)
  Other interest                 (     8,186)  (  5,820) (  15,578) (   11,485)
  Other income, net                      152        463      1,962       1,102
                                  ----------    --------  --------   ---------
                                 (    11,572)  (  9,053) (  20,733) (   17,811)
                                  ----------    --------  --------   ---------
Loss before income taxes         (    61,752)  (   3,597)(  69,768) (    5,959)

Income tax benefit                    16,582           -    20,261           -
                                  ----------    --------  --------   ---------
Net loss applicable to common
  shareholders                   ($   45,170)  ($  3,597)($ 49,507) ($  5,959)
                                  ==========    ========  ========   ========

Primary loss per share
  applicable to common
  shareholders (Note 3)          ($     4.66)  ($   0.36)($   5.11) ($   0.61)
                                  ==========    ========  ========   ========
Fully-diluted loss per share
  applicable to common
  shareholders (Note 3)          ($     4.64)  ($   0.36)($   4.90) ($   0.59)
                                  ==========    ========  ========   ========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
---------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Twenty-six Weeks Ended July 29, 1995 and July 30, 1994

(unaudited)
(in thousands)                                  1995           1994
---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                      ($ 49,507)  ($   5,959)
Adjustments to reconcile net loss to net
  cash used for operating activities:

  Depreciation and amortization                  20,867       18,448
  Gain on conversion of pension plan                  -   (    4,479)
  Increase in accounts receivable and other
     current assets                           (  26,932)  (   23,412)
  Increase in inventories                     ( 128,714)  (   69,579)
  Increase in accounts payable and other
     accrued expenses                             7,895       40,485
  Other, net                                        227          185
                                               --------     --------
     Net cash used for operating activities   ( 176,164)  (   44,311)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                        (  36,080)  (   26,431)
                                               --------     --------
     Net cash used for investing activities   (  36,080)  (   26,431)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under revolving credit facility    133,000            -
  Repayments of borrowings under revolving
     credit facility                          (  18,000)           -
  Principal payments under capital lease
     obligations                              (   2,983)  (    2,699)
  Cash distributions pursuant to the Plan
     of Reorganization                        (   1,615)  (   11,907)
  Shares repurchased in self-tender           (  75,000)           -
  Other financing activities                  (   2,753)           -
                                               --------     --------
     Net cash  provided by (used for)
        financing activities                     32,649   (   14,606)
                                               --------     --------
Net decrease in cash and cash equivalents     ( 179,595)  (   85,348)

Cash and cash equivalents at beginning of
  period                                        180,051       90,049
                                               --------     --------
Cash and cash equivalents at end of period     $    456    $   4,701
                                               ========    =========

See Notes to Consolidated Financial Statements

                                      5

HILLS STORES COMPANY AND SUBSIDIARIES
-----------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles nor those normally made in the Company's annual Form 10-K filing; however, the Company considers the disclosures adequate to make the information presented not misleading. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The fourth quarter of each fiscal year provides the major portion of the Company's annual sales and operating earnings, with operating earnings particularly concentrated in the Christmas selling season.

2.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
    -------------------------------------------------
During the first half of the year, 1,921,371 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") were converted to Hills Stores Common Stock (the "Common Stock") on a share for share basis. These noncash conversions amounted to $38.4 million.

3.  EARNINGS PER SHARE
    ------------------
Primary loss per share for the thirteen week periods ended July 29, 1995 and July 30, 1994 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 9,699,128 shares and 9,920,354 shares, respectively. Fully-diluted loss per share for the thirteen week periods ended July 29, 1995 and July 30, 1994 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 9,730,370 shares and 9,920,354 shares, respectively. The calculation of the fully-diluted loss per share assumes that actual conversions of Preferred Stock during the thirteen week periods occurred as of the beginning of the period being reported on. The weighted average number of shares reflects all shares of common stock intended to be issued in accordance with the Plan of Reorganization.

Primary loss per share for the twenty-six week periods ended July 29, 1995 and July 30, 1994 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 9,682,708 shares and 9,739,327 shares, respectively. Fully-diluted loss per share for the twenty-six week periods ended July 29, 1995 and July 30, 1994 was computed based on the weighted

HILLS STORES COMPANY AND SUBSIDIARIES
-----------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  EARNINGS PER SHARE (CONTINUED)
    ------------------------------
average number of common shares assumed to be outstanding during the period of 10,108,912 shares and 10,116,464 shares, respectively. The calculation of the fully-diluted loss per share assumes that actual conversions of Preferred Stock during the twenty-six week periods occurred as of the beginning of the period being reported on. The weighted average number of shares used reflects all shares of common stock intended to be issued in accordance with the Plan of Reorganization.

4.  SELF-TENDER FOR COMMON STOCK
    ----------------------------
In August 1994, Dickstein Partners, L.P., et al. ("Dickstein") commenced a consent solicitation to replace four members of the then current Board of Directors with Dickstein nominees. In response to the Dickstein consent solicitation, the Company's Board of Directors announced a program to enhance shareholder value, including the approval of a self-tender to purchase up to 3,000,000 common shares at $25 per share in cash.

Effective February 21, 1995, the Company accepted for payment 3,000,000 shares of Common Stock which were validly tendered pursuant to the Company's offer, and for which payment of $75,000,000 was made in March. The excess of the purchase price over the original issue price of the Common Stock, or $15,000,000, was charged to retained earnings. In connection with the offer, 561,863 shares of Preferred Stock were converted to Common Stock.

5.  CHANGE IN CONTROL
    -----------------

At the June 1995 Annual Meeting, Dickstein nominees were elected to the Board of Directors. On July 5, 1995, the election of the Dickstein nominees was certified.

On August 21, 1995, in connection with the change in control, Hills Department Store Company ("HDSC"), a wholly-owned subsidiary of the Company, entered into a new $300 million secured revolving credit facility (the "Facility"), of which up to $100 million is available as a letter of credit facility. The Facility expires May 1, 1997 (or May 1, 1996 if the Company has not exercised its option by April 30, 1996 to extend the Senior Note redemption). If the Senior Notes are refinanced on terms acceptable to the lenders or their redemption date is extended to a date later than April 30, 1998, the Facility will be automatically extended to April 30, 1998. Borrowings under the Facility are limited by a borrowing base, as defined, and bear interest, at the option of the borrower, at either of (1) the Adjusted London Interbank Offered Rate plus 2.75%, or (2) the highest of (a) Chemical Bank's Prime Rate plus 1.75%, (b) the Federal Funds Effective rate plus 2.25%, and (c) the Base CD Rate plus 2.75%. HDSC must pay commitment fees at an annual rate of 1/2% on the average daily unused portion of the commitment. HDSC must also pay letter of credit fees on the

HILLS STORES COMPANY AND SUBSIDIARIES
-----------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.      CHANGE IN CONTROL (CONTINUED)
        -----------------------------

aggregate face amount of outstanding standby letters of credit at an annual rate equal to 2.75%, and on the face amount of outstanding trade letters of credit at an annual rate of 2.25%.
The Facility is secured by a pledge of all of the capital stock of HDSC and an interest in all tangible and intangible assets of HDSC. The Facility is guaranteed by the Company. The Facility also contains, among other restrictions, requirements regarding the maintenance of certain financial ratios, minimum net worth requirements, and provisions limiting: business combinations, the issuance of additional debt including capital lease obligations, the redemption and repurchase of common and preferred stock, the repurchase and prepayment of debt, the amount of rent expense, and the payment of dividends. In addition, the Facility also requires, on a date (the "Clean-Up Date") determined at the discretion of the Company between December 1 and April 1 of each year, HDSC to pay or prepay all of the outstanding loans and for a period of at least thirty consecutive days following the Clean-Up Date, HDSC shall have no loans outstanding.

Under the terms of the Senior Note Indenture (the "Indenture"), because of the election of the new Board of Directors, the Company was required to offer to redeem all of the Senior Notes at 101% of par. Effective August 1, 1995, the Indenture was amended to permit the Company to defer the redemption of the Senior Notes until May 3, 1996, and, at the option of the Company, upon the payment of an additional fee of $7.5 million, to May 5, 1997. In addition, the change of control put price under the Indenture would be increased to 102% if no notice of redemption is mailed to Senior Note holders before January 1, 1997. The amendment also allowed the Company to increase the amount of its working capital facility from $225 million to $300 million. In connection with obtaining this amendment, the consenting holders of the Senior Notes were paid $6 million in August 1995, which has been included in costs related to change in control. The Company does not intend to redeem the Senior Notes during fiscal 1996 and therefore has classified the debt as long-term, however, the Company may refinance the Senior Notes.

In connection with the change in control, the Company recognized
$33.8 million in expense related to severance and retirement payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and approximately 20 associates of the Company.

6.  STOCK RIGHTS
    ------------
On August 22, 1995, the Company repurchased 693,092 of its 700,000 outstanding stock rights in exchange for 198,026 shares of newly issued common stock. The par value of the newly issued common shares was reclassified from additional paid-in capital to common stock.

HILLS STORES COMPANY AND SUBSIDIARIES
-----------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.      COMMITMENTS AND CONTINGENCIES
        -----------------------------

LITIGATION
----------

Following the change in control of the Company resulting from the election of seven new directors, the parties to two previously-reported lawsuits (which have been dismissed by stipulation) filed a joint class-action lawsuit on August 7, 1995 in the Court of Chancery of the State of Delaware, under the names of Gayle Dolowicz, Ivan J. Dolowicz and Joseph Weiss, as plaintiffs, against those seven new directors of the Company, Dickstein Partners Inc. and the Company. The plaintiffs claim that in connection with Dickstein Partners Inc.'s effort to solicit proxies in support of the election of its nominees to be directors of the Company, Dickstein Partners Inc. issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. The plaintiffs seek an order nullifying the election of directors, declaring there has been no "change of control" of the Company and directing that Dickstein Partners Inc. pay damages resulting from dissemination of allegedly false and misleading statements.

On August 2, 1995, in a complaint filed in the U.S. District Court for Massachusetts, Mitchell Dobies and Leslie Susser filed a class action lawsuit against Dickstein Partners Inc. and Mark Dickstein as defendants, and Leslie Susser individually filed a derivative action against the seven former directors of the Company, with the Company named a "nominal defendant." The plaintiffs allege that Dickstein Partners Inc. and Mark Dickstein issued false and misleading statements and omitted to state material facts in response to an intended acquisition of or sale of the Company. Plaintiff Susser, derivatively, claims the former directors breached their fiduciary duties by not approving the change in control resulting from the election of the Dickstein Partners Inc. nominees to the Board of Directors, thus allowing "golden parachute" severance payments to be made to a director and six senior officers (two of whom were also directors) of the Company. The plaintiffs seek compensatory money damages for themselves and the class, an order that each former director account for damages to the Company caused by an alleged breach of fiduciary duties, and an award of pre-and-post-judgment interest along with attorneys' fees and expenses, including experts' fees.

Jeffery B. Cross and Nancy Cross also filed a class action lawsuit against Dickstein Partners Inc. and Mark Dickstein as defendants and a derivative action suit against the former directors, with the Company named as a nominal defendant in the derivative action. The dual complaint was filed in the U.S. District Court for the Southern District of New York and seeks the same or similar relief being sought in the Massachusetts lawsuit described in the preceding paragraph.

HILLS STORES COMPANY AND SUBSIDIARIES
-----------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 29, 1995 VERSUS
THIRTEEN WEEKS ENDED JULY 30, 1994

Sales increased 3.7% compared to the same period in 1994. This increase is primarily attributable to the opening of eight new stores and strong increases in the housewares categories, partially offset by weak apparel sales. Comparable store sales were $376.3 million compared to $374.6 million in 1994, a 0.4% increase.

Cost of sales as a percentage of sales was 74.1% in 1995 compared to 71.7% in 1994. The increase of 2.4% is primarily due to a higher rate of markdowns, particularly in the apparel categories.

Selling and administrative expenses as a percentage of sales was 25.2% compared to 24.5% in 1994, a 0.7% increase. The increase is attributable to the additional operating costs associated with new stores and increased advertising in the Company's new markets.

Costs related to the July 5, 1995 change in control (see Note 5 of Notes to Consolidated Financial Statements) were $43.3 million.
These costs consist of $33.8 million for severance and retirement payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and approximately 20 associates of the Company, $6.0 million paid to holders of the Senior Notes and legal and other miscellaneous change in control costs.

Other interest expense was $8.2 million for the second quarter of 1995 compared to $5.8 million for the same period in 1994. The $2.4 million increase is due primarily to interest on borrowings under the revolving credit facility and sale/leaseback financing. Average direct borrowings under the revolving credit facility were $42.2 million during the second quarter of 1995 while there were no borrowings during the same period of 1994.

The Company's effective tax rate was 26.9% in the second quarter compared to a rate of 47.0% for the year ended January 28, 1995. The decrease in the rate results principally from approximately $30 million in non-deductible expenses associated with the change in control.

TWENTY-SIX WEEKS ENDED JULY 29, 1995 VERSUS
TWENTY-SIX WEEKS ENDED JULY 30, 1994

Sales increased 1.5% compared to the same period in 1994. The increase is due to eight new stores, increased sales in hardlines, particularly housewares and music and video, partially offset by weak apparel sales. Comparable store sales were $727.6 million compared to $740.2 million in 1994, a 1.7% decrease.

HILLS STORES COMPANY AND SUBSIDIARIES
-----------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

TWENTY-SIX WEEKS ENDED JULY 29, 1995 VERSUS
TWENTY-SIX WEEKS ENDED JULY 30, 1994 (CONTINUED)

Cost of sales as a percentage of sales was 73.1% in 1995 compared to 72.1% in 1994. The increase of 1.0% is associated with increased markdowns, especially in women's clothing and accessories, and a shift in the mix of sales towards hardlines with a lower purchase markon.

Selling and administrative expenses as a percentage of sales was 25.2% compared to 24.0% in 1994, an increase of 1.2%. The prior year expenses include a $4.5 million gain from the elimination of pension obligations, which represents 0.6% of the increase from year to year. The increase is also attributable to the additional operating costs of new stores and increased advertising in the Company's new markets. In response to the increase, the Company has and is continuing to examine its cost structure to identify expense savings for the second half of fiscal 1995.

Depreciation and amortization as a percentage of sales was 2.5% in 1995 compared to 2.3% for the same period in 1994. The increase is due to additional depreciation on a higher fixed asset base as a result of the Company's remodeling and expansion program.

Costs related to the July 5, 1995 change in control (see Note 5 of Notes to Consolidated Financial Statements) were $43.3 million.
These costs consist of $33.8 million for severance and retirement payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and approximately 20 associates of the Company, $6.0 million paid to holders of the Senior Notes and legal and other miscellaneous change in control costs.

Other interest expense was $15.6 million in 1995 compared to $11.5 million in 1994. This $4.1 million increase is primarily due to interest on the sale/leaseback financing, interest on borrowings under the revolving credit facility and additional amortization of deferred financing costs. Average direct borrowings under the revolving credit facility were $21.1 million during the first half of 1995 while there were no borrowings during the same period of 1994.

The Company's effective tax rate was 29.0% for the first half of 1995 compared to a rate of 47.0% for the year ended January 28, 1995. The decrease in the rate results principally from approximately $30 million in non-deductible expenses associated with the change in control.

HILLS STORES COMPANY AND SUBSIDIARIES
-----------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of July 29, 1995 decreased by $147.8 million from January 28, 1995. The working capital decrease is primarily due to the Company's payment of $75 million for its self-tender offer of 3,000,000 shares of Common Stock (see Note 4 of Notes to Consolidated Financial Statements) and the recognition of $43.3 million in expenses related to the change in control (see Note 5 of Notes to Consolidated Financial Statements).

Net cash used for operating activities for the twenty-six weeks ended July 29, 1995 increased $131.9 million compared to the same period in 1994. This use of cash for operating activities is primarily due to the payment of $33.8 million for severance and retirement as noted above, the expenses related to new stores and the seasonal build-up of inventory for the back-to-school selling season.

Capital expenditures, primarily for the remodeling and upgrading of existing stores and the opening of five new stores, were $36.1 million for the twenty-six weeks ended July 29, 1995. During fiscal 1995, capital expenditures are expected to approximate $57 million, with an additional five new store openings in the fall season.

As of July 29, 1995, the outstanding loan balance under the Company's previous $225 million Revolving Credit Agreement was $115 million.

On August 21, 1995, in connection with the change in control, Hills Department Store Company ("HDSC"), a wholly-owned subsidiary of the Company, entered into a new $300 million secured revolving credit facility (the "Facility"), of which up to $100 million is available as a letter of credit facility. The Facility expires May 1, 1997 (or May 1, 1996 if the Company has not exercised its option by April 30, 1996 to extend the Senior Note redemption). If the Senior Notes are refinanced on terms acceptable to the lenders or their redemption date is extended to a date later than April 30, 1998, the Facility will be automatically extended to April 30, 1998. Borrowings under the Facility are limited by a borrowing base, as defined, and bear interest, at the option of the borrower, at either of (1) the Adjusted London Interbank Offered Rate plus 2.75%, or (2) the highest of
(a) Chemical Bank's Prime Rate plus 1.75%, (b) the Federal Funds Effective rate plus 2.25%, and (c) the Base CD Rate plus 2.75%. HDSC must pay commitment fees at an annual rate of 1/2% on the average daily unused portion of the commitment. HDSC must also pay letter of credit fees on the aggregate face amount of outstanding standby letters of credit at an annual rate equal to 2.75%, and on the face amount of outstanding trade letters of credit at an annual rate of 2.25%. The Facility is secured by a pledge of all of the capital stock of HDSC and an interest in all tangible and intangible assets of HDSC. The Facility is guaranteed by the Company. The Facility also contains, among other restrictions, requirements regarding the maintenance of certain financial ratios, minimum net worth

HILLS STORES COMPANY AND SUBSIDIARIES
-----------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

requirements, and provisions limiting: business combinations, the issuance of additional debt including capital lease obligations, the redemption and repurchase of common and preferred stock, the repurchase and prepayment of debt, the amount of rent expense, and the payment of dividends. In addition, the Facility also requires, on a date (the "Clean-Up Date") determined at the discretion of the Company between December 1 and April 1 of each year, HDSC to pay or prepay all of the outstanding loans and for a period of at least thirty consecutive days following the Clean-up Date, HDSC shall have no loans outstanding.

Under the terms of the Senior Note Indenture (the "Indenture"), because of the election of the new Board of Directors, the Company was required to offer to redeem all of the Senior Notes at 101% of par. Effective August 1, 1995, the Indenture was amended to permit the Company to defer the redemption of the Senior Notes until May 3, 1996, and, at the option of the Company, upon the payment of an additional fee of $7.5 million, to May 5, 1997. In addition, the change in control put price under the Indenture would be increased to 102% if no notice of redemption is mailed to Senior Note holders before January 1, 1997. The amendment also allowed the Company to increase the amount of its working capital facility from $225 million to $300 million. In connection with obtaining this amendment, the consenting holders of the Senior Notes were paid $6 million in August 1995, which has been included in costs related to change in control. The Company does not intend to redeem the Senior Notes during fiscal 1996 and therefore has classified the debt as long-term, however, the Company may refinance the Senior Notes.

Management believes that amounts available under the Company's new borrowing agreement, together with cash from operations, will enable the Company to fund its current liquidity and capital expenditure requirements.

                         PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
-------   -----------------
a) Following the change in control of the Company resulting from the election of seven new directors, the parties to the two previously-reported lawsuits filed in May, 1995 (which have been dismissed by stipulation) filed a joint class-action lawsuit on August 7, 1995 in the Court of Chancery of the State of Delaware, under the names of Gayle Dolowicz, Ivan J. Dolowicz and Joseph Weiss, as plaintiffs, against those seven new directors of the Company, Dickstein Partners Inc. and the Company. The plaintiffs claim that in connection with Dickstein Partners Inc.'s effort to solicit proxies in support of the election of its nominees to be directors of the Company, Dickstein Partners Inc. issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. The plaintiffs seek an order nullifying the election of directors, declaring there has been no "change of control" of the Company and directing that Dickstein Partners Inc. pay damages resulting from dissemination of allegedly false and misleading statements.

b) On August 2, 1995, in a complaint filed in the U.S. District Court for Massachusetts, Mitchell Dobies and Leslie Susser filed a class action lawsuit against Dickstein Partners Inc. and Mark Dickstein as defendants, and Leslie Susser individually filed a derivative action against the seven former directors of the Company, with the Company named a "nominal defendant." The plaintiffs allege that Dickstein Partners Inc. and Mark Dickstein issued false and misleading statements and omitted to state material facts in response to an intended acquisition of or sale of the Company. Plaintiff Susser, derivatively, claims the former directors breached their fiduciary duties by not approving the change in control resulting from the election of the Dickstein Partners Inc. nominees to the Board of Directors, thus allowing "golden parachute" severance payments to be made to a director and six senior officers (two of whom were also directors) of the Company. The plaintiffs seek compensatory money damages for themselves and the class, an order that each former director account for damages to the Company caused by an alleged breach of fiduciary duties, and an award of pre-and-post-judgment interest along with attorneys' fees and expenses, including experts' fees.

c) Jeffery B. Cross and Nancy Cross also filed a class action lawsuit against Dickstein Partners Inc. and Mark Dickstein as defendants and a derivative action suit against the former directors, with the Company named as a nominal defendant in the derivative action. The dual complaint was filed in the U.S. District Court for the Southern District of New York and seeks the same or similar relief being sought in the Massachusetts lawsuit described in the preceding paragraph.

ITEM 2.   Changes in Securities
-------   ---------------------
The 10.25% Senior Notes due 2003 are registered securities and are listed on the New York Stock Exchange. See Note 5 of Notes to

-------   --------------------------------

Consolidated Financial Statements relating to the redemption rights of noteholders arising from a change in control of the Company as modified in the Second Supplemental Indenture, effective as of August 1, 1995, to the Senior Note Indenture. The Second
Supplemental Indenture also (i) increased the Senior Principal Limitation (as defined in the Indenture) from $280 million to $300 million, (ii) provided that any supplement to the Indenture which previously required approval by a majority of the outstanding principal amount of the Senior Notes will now require approval of 60% of the outstanding principal amount of the Senior Notes, and
(iii) provided that the Company will not pay any future consideration to any holder of any of the Senior Notes as an inducement to obtaining any future consent, waiver or amendment of any of the terms of the Indenture or the Senior Notes that is binding on all holders unless such consideration is paid pro rata upon the same terms and conditions to all holders of Senior Notes, regardless of whether each such holder has agreed to such consent, waiver or amendment.

ITEM 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

a) The Company held its Annual Meeting of shareholders on June 23, 1995. At the Annual Meeting, the following directors, comprising the whole Board, were elected for one year terms, as confirmed on July 5, 1995 by an independent, certified tally:

  NOMINEES               VOTES FOR         VOTES WITHHELD
  --------               ---------         --------------

  Mark Dickstein           5,887,808          2,688
  David Brail              5,844,403          2,688
  Mark D. Brodsky          5,844,403          2,688
  John W. Burden, III      5,887,808          2,688
  Chaim Y. Edelstein       5,887,808          2,688
  Samuel L. Katz           5,844,403          2,688
  Mark L. Kaufman          5,887,808          2,688

b) The tally for the other nominees was:

  NOMINEES               VOTES FOR         VOTES WITHHELD
  --------               ----------        --------------

  Thomas H. Lee            1,835,299          4,522
  Michael Bozic            1,835,299          4,522
  Susan E. Engel           1,791,894          4,522
  Richard B. Loynd         1,791,894          4,522
  Norman S. Matthews       1,791,894          4,522
  James L. Moody, Jr.      1,791,894          4,522
  John G. Reen             1,835,299          4,522

c) The shareholders voted against a 1995 Incentive and Non-
Qualified Stock Option Plan, adopted by the Board of Directors to

ITEM 4.   Submission of Matters to a Vote of Security Holders (continued)
-------   ---------------------------------------------------------------
grant options for up to an aggregate of 500,000 shares of Common
Stock of the Company as additional incentive to executives and other key employees, and for certain other individuals providing services to or acting as directors of the Company, its parent and subsidiaries. The votes were:

                                                    BROKER
  FOR            AGAINST        ABSTAIN             NONVOTES
  ---            -------        -------             --------
2,419,383        5,113,393      154,136               -0-

(d) The shareholders voted for the Hills Stores Company Associate Stock Purchase Plan, adopted by the Board of Directors to permit present and future associates of the Company and its subsidiaries to purchase up to an aggregate of 500,000 shares of common stock of the Company at a discount, through payroll deductions with maximum annual limits for the individual associate. The votes were:

                                                    BROKER
  FOR            AGAINST        ABSTAIN             NONVOTES
  ---            -------        -------             --------
  5,162,510      1,160,652      1,363,750             -0-

ITEM 5.   Other Information
-------   -----------------
a) On August 21, 1995, the Company, and Hills Department Store Company ("HDSC") as the borrower, entered into a new secured working capital credit facility (the "Facility") with a syndicate of lending institutions having Chemical Bank as administrative agent and fronting bank, and NatWest Bank, N.A. as managing agent.

The Facility will provide a new credit facility of up to $300 million, of which up to $100 million will be available as a letter of credit facility. Loans under the Facility may be used to provide working capital to HDSC and its subsidiaries, funds needed to pay expenses incurred in connection with the election of new members of the Board of Directors of the Company (the "1995 Change of Control"), a fee in connection with the Company's option to extend from May 3, 1996 to May 5, 1997 the redemption date contemplated by the Senior Note Indenture in respect to the 1995 Change in Control, and for general corporate purposes in the ordinary course of HDSC's business. Letters of credit under the Facility may be issued in the form of standby letters of credit for general corporate purposes and trade letters of credit to support the shipment of inventory from locations outside the United States. Advances under the Facility are subject to an annual "clean-up" requirement under which no borrowing may remain outstanding during a period of 30 consecutive days and which must begin between December 1 and April 1. The letter of credit facility will remain available during the clean-up period.

The Facility has an initial maturity date of May 1, 1996, which is deferred to May 1, 1997 if the Extension Election is exercised

-------   -----------------------------

and will be further deferred to April 30, 1998 if the above-described redemption date of the Senior Notes is extended beyond April 30, 1998 or the Senior Notes are refinanced by new debt providing for no prepayment of principal prior to May 1, 1998.

All obligations of HDSC under the Facility will be unconditionally guaranteed by the Company and by each subsidiary of HDSC. The Facility and the related guarantees referred to in the previous sentence are secured by a pledge of all of the capital stock of HDSC and each of its direct and indirect subsidiaries, and by security interests granted in the tangible and intangible personal property, including inventory, of the Company, HDSC and each subsidiary of HDSC and by mortgages on real estate owned by HDSC.

(b) On September 1, 1995, Robert J. Stevenish, Senior Executive
Vice President and Chief Operating Officer of the Company, resigned to accept a senior executive position with Montgomery Ward & Co.

ITEM 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

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

   6
3.3  Amended and Restated By-Laws of the Company.

   1
4.1 Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred Stock of the Company.

   5
4.2  Form of Series 1993 Stock Right.

   1
4.3 Indenture relating to the 10.25% Senior Notes due 2003 of the Company.

4.4  First Supplemental Indenture dated as of January 1, 1995 to the Senior
     Note Indenture.

------   --------------------------------------------

4.5 Second Supplemental Indenture dated as of August 1, 1995 to the Senior Note Indenture.

   2
4.6 Series 1993 Warrant Agreement dated October 4, 1993 between the Company and Chemical Bank, as warrant agent.

   6
4.7   Rights Agreement dated as of August 16, 1994 between the
      Company and Chemical Bank, as Rights Agent.

   6
4.8 Form of Certificate of the Voting Powers, Preferences and other designated attributes of Series B Participating
      Cumulative Preferred Stock of the Company (which is attached as Exhibit A to the Rights Agreement incorporated by reference as Exhibit 4.7 hereto).

   6
4.9 Form of Right Certificate (which is attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.7 hereto).

10.1* Employment Agreement made as of July 6, 1995 with E. Jackson
      Smailes.

10.2* Employment Agreement made as of July 6, 1995 with William K.
      Friend.

10.3* 1995 Cash-Only Rights Plan adjunct to the contract with Messrs.
      Smailes and Friend.

10.4 Credit Agreement dated as of August 21, 1995 among Hills Stores Company, Hills Department Store Company, the Lenders named therein, Chemical Bank as Administrative Agent and Fronting Bank, and NatWest Bank, N.A., as Managing Agent.

11    Statements regarding computation of per share earnings.

15    Letters regarding unaudited interim financial information.

27    Financial Data Schedule.

---------------
*  Executive Compensation Plans and Arrangements.

1. Incorporated by reference from the Form 8-A of the Company filed on October 5, 1993.

2. Incorporated by reference from the Report on Form 8-K of the Company dated October 4, 1993.

ITEM 6.          Exhibits and Reports on Form 8-K (continued)
------           --------------------------------------------

3. Incorporated by reference from the Report on Form 8-K of Hills Department Stores, Inc. dated September 10, 1993 (same
    Commission File No. 1-9505).

4. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 28, 1995.

5. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

6. Incorporated by reference from the Form 8-K of the Company dated August 23, 1994.

7.  Incorporated by reference from the Form 10-K/A (Amendment No.
    1) for the fiscal year ended January 28, 1995.

b.  Reports on Form 8-K

A report on Form 8-K dated July 5, 1995 was filed by the Company during the quarter ended July 29, 1995, stating that a change in control of the Company occurred by the election of seven nominees of Dickstein Partners Inc. following a proxy contest. The report noted certain effects such change in control had in reference to the Company's revolving credit facility agreement, Senior Notes indenture, sale-leaseback arrangements, changes in senior management and fees and expenses incurred in connection with such change in control.

                                SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HILLS STORES COMPANY



         Date: August 11, 1995    /s/E. Jackson Smailes
                                  ---------------------
                                  E. Jackson Smailes
                                  President and Acting Chief
                                  Executive Officer



         Date: August 11, 1995    /s/Kim D. Ahlholm
                                  -----------------
                                  Kim D. Ahlholm
                                  Vice President - Controller

                                EXHIBIT INDEX

                  Pursuant to Item 601 of Regulation S-K




Exhibit                     Title
-------                     -----
  4.4              First Supplemental Indenture to the Senior Note
                   Indenture

  4.5              Second Supplemental Indenture to the Senior
                   Note Indenture

  10.1             Employment Agreement for E. Jackson Smailes

  10.2             Employment Agreement for William K. Friend

  10.3 1995 Cash-Only Rights Plan adjunct to the contracts with Messrs. Smailes and Friend

  10.6             Credit Agreement dated August 21, 1995

  11 Statements regarding computations of earnings per share

  15 Letters regarding unaudited interim financial information

  27               Financial Data Schedule