Form 10-Q
period 1995-10-28
HILLS STORES CO /DE/
filed 1995-12-12
CIK 786877

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

          For the quarterly period ended October 28, 1995

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------

                          Commission file number 1-9505


                              HILLS STORES COMPANY
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    31-1153510
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

  15 DAN ROAD, CANTON, MASSACHUSETTS                         02021
(Address of principal executive offices)                   (Zip Code)

                                  617-821-1000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                        ---     ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    YES  X   NO
                                        ---     ---

     The number of shares of common stock outstanding as of November 25, 1995 was 9,798,564 shares.

                     HILLS STORES COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of October 28, 1995, January 28, 1995 and
      October 29, 1994                                                                           3

      Consolidated Statements of Operations for the Thirteen and Thirty-nine
      Weeks Ended October 28, 1995 and October 29, 1994                                          4

      Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended
      October 28, 1995 and October 29, 1994                                                      5

      Notes to Consolidated Financial Statements                                                 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS                          10
OF OPERATIONS


                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS                                                                       13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                                        13

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                                           October 28,  January 28,  October 29,
(in thousands)                                                1995         1995         1994
------------------------------------------------------------------------------------------------
                                                           (unaudited)               (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                             $    4,625   $  180,051   $    8,988
     Trade receivables, net                                    62,776       23,471       62,573
     Inventories                                              518,108      313,851      474,208
     Deferred tax asset                                        20,923       20,923         --
     Other current assets                                       9,924        4,743        5,962
                                                           ----------   ----------   ----------
          Total current assets                                616,356      543,039      551,731

Property and equipment, net                                   190,657      154,950      153,772
Property under capital leases, net                            116,357      124,108      126,692
Beneficial lease rights, net                                    8,454        9,075        9,282
Other assets, net                                              13,501        6,380        9,179
Deferred tax asset                                             10,061       10,061         --
Reorganization value in excess of amounts
     allocable to identifiable assets, net                    138,948      144,765      169,989
                                                           ----------   ----------   ----------
                                                           $1,094,334   $  992,378   $1,020,645
                                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Borrowings under revolving credit facility (Note 5)   $  169,000   $     --     $     --
     Current portion of capital leases                          6,121        6,121        5,532
     Accounts payable, trade                                  180,897       82,943      173,990
     Other accounts payable and accrued expenses              152,165      212,489      186,962
                                                           ----------   ----------   ----------
     Total current liabilities                                508,183      301,553      366,484

Senior notes (Notes 5 and 8)                                  160,000      160,000      160,000
Obligations under capital leases                              119,971      124,508      126,525
Financing obligation - sale/leaseback                          25,169       25,169       20,169
Other liabilities                                               9,118       10,263       10,268

Commitments and contingencies                                    --           --           --

Preferred stock, at mandatory redemption value (Note 2)        25,206       64,144       69,661

Common shareholders' equity (Note 4):
     Common stock                                                  99          108          105
     Additional paid-in capital                               208,993      229,967      224,234
     Retained earnings                                         37,595       76,666       43,199
                                                           ----------   ----------   ----------
            Total common shareholders' equity                 246,687      306,741      267,538
                                                           ----------   ----------   ----------
                                                           $1,094,334   $  992,378   $1,020,645
                                                           ==========   ==========   ==========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                     --------------------------    --------------------------
(unaudited)                                          October 28,    October 29,    October 28,    October 29,
(in thousands, except per share amounts)                1995           1994           1995            1994
-------------------------------------------------------------------------------------------------------------
Net sales                                            $   448,033    $   457,212    $ 1,200,319    $ 1,198,441
Cost of sales                                            323,339        321,591        873,574        856,027
Selling and administrative expenses                       95,860         98,623        285,074        276,373
Depreciation and amortization                             10,039          9,147         28,619         26,338
Costs related to change in control (Note 5)               (7,166)          --           36,126           --
                                                     -----------    -----------    -----------    -----------

Operating earnings (loss)                                 25,961         27,851        (23,074)        39,703

Other income (expense):
     Capital lease interest                               (3,496)        (3,657)       (10,613)       (11,085)
     Other interest                                      (10,489)        (6,063)       (26,067)       (17,548)
     Other income, net                                       206            968          2,168          2,070
                                                     -----------    -----------    -----------    -----------
                                                         (13,779)        (8,752)       (34,512)       (26,563)
                                                     -----------    -----------    -----------    -----------

Earnings (loss) before income taxes                       12,182         19,099        (57,586)        13,140

Income tax benefit (provision)                            13,254         (6,176)        33,515         (6,176)
                                                     -----------    -----------    -----------    -----------

Net earnings (loss) applicable
      to common shareholders                         $    25,436    $    12,923    $   (24,071)   $     6,964
                                                     ===========    ===========    ===========    ===========

Primary earnings (loss) per share applicable
     to common shareholders (Note 3)                 $      2.28    $      0.91    $     (2.47)   $      0.49
                                                     ===========    ===========    ===========    ===========

Fully-diluted earnings (loss) per share applicable
     to common shareholders (Note 3)                 $      2.24    $      0.87    $     (2.39)   $      0.47
                                                     ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-nine Weeks Ended October 28, 1995 and October 29, 1994

(unaudited)
(in thousands)                                                         1995         1994
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                 $ (24,071)   $   6,964
Adjustments to reconcile net earnings (loss) to net cash used for operating activities:
     Depreciation and amortization                                     32,137       28,239
     Gain on conversion of pension plan                                  --         (4,479)
     Increase in accounts receivable and other current assets         (44,486)     (40,520)
     Increase in inventories                                         (204,257)    (147,743)
     Increase in accounts payable and other accrued expenses           37,996      107,818
     Other, net                                                           423          503
                                                                    ---------    ---------
         Net cash used for operating activities                      (202,258)     (49,218)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                             (50,551)     (32,646)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under revolving credit facility                       235,000         --
     Repayments of borrowings under revolving credit facility         (66,000)        --
     Principal payments under capital lease obligations                (4,537)      (4,101)
     Sale/leaseback financing                                            --         20,169
     Cash distributions pursuant to the Plan of Reorganization         (2,348)     (13,673)
     Shares repurchased in self-tender                                (75,000)        --
     Other financing activities                                        (9,732)      (1,592)
                                                                    ---------    ---------
         Net cash  provided by financing activities                    77,383          803
                                                                    ---------    ---------

Net decrease in cash and cash equivalents                            (175,426)     (81,061)

Cash and cash equivalents at beginning of period                      180,051       90,049
                                                                    ---------    ---------

Cash and cash equivalents at end of period                          $   4,625    $   8,988
                                                                    =========    =========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles nor those normally made in the Company's annual Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The fourth quarter of each fiscal year provides a major portion of the Company's annual sales and operating earnings, with operating earnings particularly concentrated in the Christmas selling season.

2.   HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK

During the nine months ended October 28, 1995, 1,946,852 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") were converted to Hills Stores Common Stock (the "Common Stock") on a share for share basis. These noncash conversions amounted to $38.9 million.

3.   EARNINGS PER SHARE

Primary earnings per share for the thirteen week periods ended October 28, 1995 and October 29, 1994 was computed based on the weighted average number of common and common equivalent shares assumed to be outstanding during the period of 11,164,254 shares and 14,141,390 shares, respectively. Fully-diluted earnings per share for the thirteen week periods ended October 28, 1995 and October 29, 1994 was computed based on the weighted average number of common and common equivalent shares assumed to be outstanding during the period of 11,346,339 shares and 14,841,390 shares, respectively.

Primary earnings (loss) per share for the thirty-nine week periods ended October 28, 1995 and October 29, 1994 was computed based on the weighted average number of common and common equivalent shares assumed to be outstanding during the period of 9,754,522 shares and 14,096,892 shares, respectively. Fully-diluted earnings (loss) per share for the thirty-nine week periods ended October 28, 1995 and October 29, 1994 was computed based on the weighted average number of common and common equivalent shares assumed to be outstanding during the period of 10,057,566 shares and 14,796,892 shares, respectively.

The calculation of the fully-diluted earnings (loss) per share assumes that actual conversions of Preferred Stock during the thirteen and thirty-nine week periods occurred as of the beginning of the period being reported on. The weighted average number of shares used reflects all shares of common and preferred stock intended to be issued in accordance with the Plan of Reorganization.

4.   SELF-TENDER FOR COMMON STOCK

In August 1994, Dickstein Partners, L.P., et al. ("Dickstein") commenced a consent solicitation to replace four members of the then current Board of Directors with Dickstein nominees. In response to the Dickstein consent

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  SELF-TENDER FOR COMMON STOCK (CONTINUED)

solicitation, the Company's Board of Directors announced a program to enhance shareholder value, including the approval of a self-tender to purchase up to 3,000,000 common shares at $25 per share in cash. Effective February 21, 1995, the Company accepted for payment 3,000,000 shares of Common Stock which were validly tendered pursuant to the Company's offer, and for which payment of $75,000,000 was made in March 1995. The excess of the purchase price over the original issue price of the Common Stock, or $15,000,000, was charged to retained earnings. In connection with the offer, 561,863 shares of Preferred Stock were converted to Common Stock.

5.  CHANGE IN CONTROL

At the June 1995 Annual Meeting, Dickstein nominees were elected to the Board of Directors. On July 5, 1995, the election of the Dickstein nominees was certified and a change in control occurred.

Under the terms of the Senior Note Indenture (the "Indenture"), because of the election of the new Board of Directors, the Company was required to offer to redeem all of the Senior Notes at 101% of par. Effective August 1, 1995, the Indenture was amended to permit the Company to defer the redemption of the Senior Notes until May 3, 1996, and, at the option of the Company, upon the payment of an additional fee of $7.5 million, to May 5, 1997. In addition, the change of control put price under the Indenture would be increased to 102% if no notice of redemption is mailed to Senior Note holders before January 1, 1997. The amendment also allowed the Company to increase the amount of its working capital facility from $225 million to $300 million. In connection with obtaining this amendment, the consenting holders of the Senior Notes were paid $6 million in August 1995, which has been included in costs related to change in control in the Consolidated Statements of Operations. The Company does not currently intend to redeem the Senior Notes during fiscal 1996 and therefore has classified the debt as long-term. The Company may seek to refinance the Senior Notes before the redemption dates referenced above, provided that acceptable long-term financing is available to do so.

On August 21, 1995, in connection with the change in control, Hills Department Store Company ("HDSC"), a wholly-owned subsidiary of the Company, entered into a new $300 million secured revolving credit facility (the "Facility"), of which up to $100 million is available as a letter of credit facility. The Facility expires May 1, 1997 (or May 1, 1996 if the Company has not exercised its option by April 30, 1996 to extend the Senior Note redemption). If the Senior Notes are refinanced on terms acceptable to the lenders or their redemption date is extended to a date later than April 30, 1998, the Facility will be automatically extended to April 30, 1998. Borrowings under the Facility are limited by a borrowing base, as defined, and bear interest, at the option of the borrower, at either of (1) the Adjusted London Interbank Offered Rate plus 2.75%, or (2) the highest of (a) Chemical Bank's Prime Rate plus 1.75%, (b) the Federal Funds Effective rate plus 2.25%, and (c) the Base CD Rate plus 2.75%. HDSC must pay commitment fees at an annual rate of 1/2% on the average daily unused portion of the commitment. HDSC must also pay letter of credit fees on the aggregate face amount of outstanding standby letters of credit at an annual rate equal to 2.75%, and on the face amount of outstanding trade letters of credit at an annual rate of 2.25%. The Facility is secured by a pledge of all of the capital stock of HDSC and an interest in all tangible and intangible assets of HDSC. The Facility is guaranteed by the Company. The Facility also contains, among other restrictions, requirements regarding the maintenance of certain financial ratios, minimum net worth requirements, and provisions limiting: business combinations, the issuance of additional debt including capital lease obligations, the redemption and repurchase of common and preferred stock, the repurchase and prepayment of debt, the amount of rent expense, and the payment of dividends. In addition, the Facility also requires, on a date (the "Clean-Up Date") determined at the discretion of the Company between December 1 and April 1 of each year, HDSC to pay or prepay all of the outstanding loans and for a period of at least thirty consecutive days following the Clean-Up Date, HDSC shall have no direct borrowings outstanding under the Facility.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  CHANGE IN CONTROL (CONTINUED)

In connection with the change in control, the Company recognized $26.6 million in expense related to severance and retirement payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and approximately 20 associates of the Company.

6.  STOCK RIGHTS

On August 22, 1995, the Company repurchased 693,092 of its 700,000 outstanding stock rights in exchange for 198,026 shares of newly issued common stock. The par value of the newly issued common shares was reclassified from additional paid-in capital to common stock.

7.  COMMITMENTS AND CONTINGENCIES

Litigation

Following the change in control of the Company, the parties to two previously-reported lawsuits (which have been dismissed by stipulation) filed a joint class-action lawsuit on August 7, 1995 in the Court of Chancery of the State of Delaware, under the names of Gayle Dolowich, Ivan J. Dolowich and Joseph Weiss, as plaintiffs, against the seven new directors of the Company, Dickstein Partners Inc. and the Company. On November 3, 1995, the plaintiffs amended their complaint to include a derivative cause of action against the former members of the Company's Board of Directors for breach of their fiduciary duties to the Company and its shareholders. In the amended complaint, the plaintiffs claim that in connection with Dickstein Partners Inc.'s effort to solicit proxies in support of the election of its nominees to be directors of the Company, Dickstein Partners Inc. issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. The plaintiffs seek an order nullifying the election of directors and declaring there has been no "change of control" of the Company.

On August 2, 1995, Mitchell Dobies and Leslie Susser filed a class action lawsuit in the U.S. District Court for Massachusetts, against Dickstein Partners Inc. and Mark Dickstein, and Leslie Susser individually filed a derivative action against the seven former directors of the Company, with the Company named a "nominal defendant." The plaintiffs allege that Dickstein Partners Inc. and Mark Dickstein issued false and misleading statements and omitted to state material facts regarding an intended acquisition of or sale of the Company. Plaintiff Susser, derivatively, claims the former directors breached their fiduciary duties by not approving the change in control resulting from the election of the Dickstein Partners Inc. nominees to the Board of Directors, thus allowing "golden parachute" severance payments to be made to a director and six senior officers (two of whom were also directors) of the Company. The plaintiffs seek compensatory money damages for themselves and the class, an order that each former director account for damages to the Company caused by an alleged breach of fiduciary duties, and an award of pre and post-judgment interest along with attorneys' fees and expenses, including experts' fees. On October 17, 1995, plaintiffs filed a stipulation to transfer the class action claim against Dickstein Partners Inc. and Mark Dickstein to the U.S. District Court for the Southern District of New York, which is the venue for the class action suit filed by Jeffrey B. Cross and Nancy Cross (as described below). Plaintiff Susser has dismissed without prejudice the derivative action claim against the former directors and the Company.

Jeffrey B. Cross and Nancy Cross also filed a class action lawsuit against Dickstein Partners Inc. and Mark Dickstein as defendants and a derivative action suit against the former directors, with the Company named as a nominal defendant in the derivative action, in the U.S. District Court for the Southern District of New York. The suit seeks the same or similar relief sought in the Massachusetts lawsuit described in the preceding paragraph. The plaintiffs have dismissed without prejudice their derivative claim against the former directors and the Company.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

On September 11, 1995, the Company and Hills Department Store Company filed a suit in the Court of Chancery of the State of Delaware against the former members of the Board of Directors of the Company. That action seeks, among other things, recovery of damages caused by the breach by the former members of their fiduciary duties to shareholders arising from the refusal of the former Board members to approve the change in control which took place on July 5, 1995 following the election of seven replacement directors by the shareholders of the Company. On October 10, 1995 the defendants filed a motion to dismiss the complaint.

The Company and Hills Department Store Company also filed suit against Smith Barney, Inc. on September 11, 1995 in the New York State Supreme Court for the County of New York, seeking damages for losses, as stated in the complaint, caused by the gross negligence of this firm in rendering financial advice to the Company's former directors, for its breach of fiduciary duty to the Company, and for aiding and abetting the former directors in the breach of their fiduciary duties. On October 30, 1995, Smith Barney, Inc. served a motion to dismiss the complaint.

Management does not believe that the disposition of the foregoing suits will have a material adverse effect upon the continuing operations and financial position of the Company.

8.  SUBSEQUENT EVENTS

The Company is currently soliciting the holders of the Senior Notes to further amend the Senior Note Indenture to defer the redemption of the Senior Notes, at the option of the Company, from May 5, 1997 until a date not later than July 8, 1998; eliminate the obligation of the Company to offer to redeem the Senior Notes upon any future change of control; and modify the Indenture covenants to exclude, for purposes of determining the amount of permitted indebtedness, the effect of the change of control costs related to the July 5, 1995 change in control. Upon execution of the amendment, the Company will pay to each person who is a holder of the Senior Notes a fee of 0.75% of the principal amount of the holder's Senior Notes. If the Company elects to defer the redemption until July 8, 1998, the Company will pay a fee of 5.0% of the principal amount of each holder's Senior Notes. To be approved, the amendment will require the consent of 60% of the outstanding principal amount of the Senior Notes. The consent solicitation will expire January 5, 1996, subject to extension at the Company's option. At any time prior to the execution of the amendment to the Indenture, the Company may, in its sole discretion, modify or terminate the consent solicitation. Prior to execution, the Company must obtain a consent to the amendment by the lenders under the Facility.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 28, 1995 VERSUS
THIRTEEN WEEKS ENDED OCTOBER 29, 1994

Sales decreased 2.0% compared to the same period in 1994. This decrease is primarily attributable to weak apparel sales and a toy clearance sale held in October of the prior year. Sales were positively impacted by new store sales and strong results in electronics, seasonal and the housewares categories. Comparable store sales were $423.6 million compared to $452.3 million in 1994, a 6.3% decrease.

Cost of sales as a percentage of sales was 72.2% in 1995 compared to 70.3% in 1994. The increase of 1.9% is principally due to a higher rate of markdowns and a shift in the mix of sales from softlines to hardlines resulting from sluggish apparel sales.

Selling and administrative expenses as a percentage of sales was 21.4% compared to 21.6% in 1994, a 0.2% decrease. The decrease is attributable to savings in payroll related expenses which were partially offset by additional operating costs associated with new stores and increased advertising in the Company's new markets. In addition, the prior year expenses included $2.2 million of expenses related to the consent solicitation by Dickstein Partners Inc.

Depreciation and amortization as a percentage of sales was 2.2% in 1995 compared to 2.0% for the same period in 1994. The increase is due to a higher fixed asset base, resulting from the Company's remodeling and new store opening program, and a lower sales base.

The $7.2 million credit recorded in the third quarter to change in control costs (see Note 5 of Notes to Consolidated Financial Statements) resulted principally from a correction in the calculation of employment taxes related to severance expenses paid in connection with the July 5, 1995 change in control.

Other interest expense was $10.5 million for the third quarter of 1995 compared to $6.1 million for the same period in 1994. The $4.4 million increase is due primarily to interest on borrowings under the revolving credit facility and the sale/leaseback agreement. Average direct borrowings under the revolving credit facility were $141.0 million during the third quarter of 1995 while there were no borrowings during the same period of 1994.

The Company's effective tax rate for the year was revised to 58.2%. As a result, a benefit of $13.3 million was recorded in the third quarter.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995 VERSUS
THIRTY-NINE WEEKS ENDED OCTOBER 29, 1994

Sales increased 0.2% compared to the same period in 1994. The 0.2% increase is a result of sales from new stores and strong comparable sales increases in electronics, seasonal and home decor. Comparable store sales were $1,151 million compared to $1,192 million in 1994, a 3.5% decrease.

Cost of sales as a percentage of sales was 72.8% in 1995 compared to 71.4% in 1994. The increase of 1.4% is due to a decrease in purchase markup and a higher rate of markdowns, particularly in ladies sportswear, lawn and garden, and health and beauty care.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)

THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995 VERSUS
THIRTY-NINE WEEKS ENDED OCTOBER 29, 1994 (CONTINUED)

Selling and administrative expenses as a percentage of sales was 23.7% compared to 23.1% in 1994, an increase of 0.6%. The increase is attributable to additional operating costs associated with new stores and increased advertising in the Company's new markets. The prior year expenses include a $4.5 million gain from the elimination of pension obligations and $2.2 million of expenses related to the consent solicitation by Dickstein Partners Inc.

Depreciation and amortization as a percentage of sales was 2.4% in 1995 compared to 2.2% for the same period in 1994. The increase is due to a higher fixed asset base, resulting from the Company's remodeling and new store opening program.

Costs related to the July 5, 1995 change in control were $36.1 million. The costs consist of $26.6 million for severance and retirement payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and approximately 20 associates, $6.0 million paid to holders of the Senior Notes and legal and other miscellaneous change in control costs.

Other interest expense was $26.1 million in 1995 compared to $17.5 million in 1994. This $8.6 million increase is primarily due to interest on borrowing under the revolving credit facility, interest on the sale/leaseback financing, and additional amortization of deferred financing costs. Average direct borrowings under the revolving credit facility were $61.1 million during the first nine months of 1995 while there were no borrowings during the same period of 1994.

The Company's effective tax rate for the year was estimated at 58.2% compared to a rate of 47.0% for the year ended January 28, 1995. The increase in the rate results principally from an increase in non-deductible reorganization value amortization as a percentage of the related expected pre-tax earnings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of October 28, 1995 decreased by $133.3 million from January 28, 1995. The working capital decrease is primarily due to the recognition of $36.1 million in expenses related to the change in control, the payment of $75 million related to the Company's self-tender offer completed in March 1995, and $50.6 million of capital expenditures spent primarily on the store remodeling and expansion program.

Net cash used for operating activities for the thirty-nine weeks ended October 28, 1995 increased $153.0 million compared to the same period in 1994. This use of cash for operating activities is primarily due to a net loss before taxes of $21.5 million (before the $36.1 million change in control costs) versus $13.1 million in net earnings last year, the seasonal nature of the Company's business and the recognition of $36.1 million in expenses related to the change in control.

Capital expenditures, primarily for the remodeling and upgrading of existing stores and the opening of ten new stores, were $50.6 million for the thirty-nine weeks ended October 28, 1995. During fiscal 1995, capital expenditures are expected to approximate $57 million.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Under the terms of the Senior Note Indenture (the "Indenture"), because of the election of the new Board of Directors, the Company was required to offer to redeem all of the Senior Notes at 101% of par. Effective August 1, 1995, the Indenture was amended to permit the Company to defer the redemption of the Senior Notes until May 3, 1996, and, at the option of the Company, upon the payment of an additional fee of $7.5 million, to May 5, 1997. In addition, the change in control put price under the Indenture would be increased to 102% if no notice of redemption is mailed to Senior Note holders before January 1, 1997. The amendment also allowed the Company to increase the amount of its working capital facility from $225 million to $300 million. In connection with obtaining this amendment, the consenting holders of the Senior Notes were paid $6 million in August 1995, which has been included in costs related to change in control in the Consolidated Statements of Operations. The Company does not currently intend to redeem the Senior Notes during fiscal 1996 and therefore has classified the debt as long-term. The Company may seek to refinance the Senior Notes before the redemption dates referenced above, provided that acceptable long-term financing is available to do so.

On August 21, 1995, in connection with the change in control, Hills Department Store Company ("HDSC"), a wholly-owned subsidiary of the Company, entered into a new $300 million secured revolving credit facility (the "Facility"), of which up to $100 million is available as a letter of credit facility. The Facility expires May 1, 1997 (or May 1, 1996 if the Company has not exercised its option by April 30, 1996 to extend the Senior Note redemption). If the Senior Notes are refinanced on terms acceptable to the lenders or their redemption date is extended to a date later than April 30, 1998, the Facility will be automatically extended to April 30, 1998. Borrowings under the Facility are limited by a borrowing base, as defined, and bear interest, at the option of the borrower, at either of (1) the Adjusted London Interbank Offered Rate plus 2.75%, or (2) the highest of (a) Chemical Bank's Prime Rate plus 1.75%, (b) the Federal Funds Effective rate plus 2.25%, and (c) the Base CD Rate plus 2.75%. HDSC must pay commitment fees at an annual rate of 1/2% on the average daily unused portion of the commitment. HDSC must also pay letter of credit fees on the aggregate face amount of outstanding standby letters of credit at an annual rate equal to 2.75%, and on the face amount of outstanding trade letters of credit at an annual rate of 2.25%. The Facility is secured by a pledge of all of the capital stock of HDSC and an interest in all tangible and intangible assets of HDSC. The Facility is guaranteed by the Company. The Facility also contains, among other restrictions, requirements regarding the maintenance of certain financial ratios, minimum net worth requirements, and provisions limiting: business combinations, the issuance of additional debt including capital lease obligations, the redemption and repurchase of common and preferred stock, the repurchase and prepayment of debt, the amount of rent expense, and the payment of dividends. In addition, the Facility also requires, on a date (the "Clean-Up Date") determined at the discretion of the Company between December 1 and April 1 of each year, HDSC to pay or prepay all of the outstanding loans and for a period of at least thirty consecutive days following the Clean-up Date, HDSC shall have no direct borrowings outstanding under the Facility. The Company expects to satisfy the Clean-up Date provisions in January 1996. As of October 28, 1995, the outstanding loan balance under the Company's $300 million Facility was $169 million.

Management believes that amounts available under the Company's new borrowing agreement, together with cash from operations, will enable the Company to fund its current liquidity and capital expenditure requirements.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Additional information about the three shareholders lawsuits previously reported on Form 10-Q for the quarter ended July 29, 1995 and information about the Company's suits filed against its former directors and against Smith Barney, Inc. are hereby incorporated by reference from Item 7 of the Notes to Consolidated Financial Statements included in this report.

Management does not believe that the disposition of the foregoing suits will have a material adverse effect upon the continuing operations and financial position of the Company.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a.          The following documents are filed as part of this report:

3.1(4) Amended and Restated Certificate of Incorporation of the Company, dated September 27, 1993.

3.2(4) Amendment dated January 18, 1995 to the Certificate of Incorporation of the Company.

3.3(6)      Amended and Restated By-Laws of the Company.

4.1(1) Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred Stock of the Company.

4.2(5)      Form of Series 1993 Stock Right.

4.3(1) Indenture relating to the 10.25% Senior Notes due 2003 of the Company.

4.4(3) First Supplemental Indenture dated as of January 1, 1995 to the Senior Note Indenture.

4.5(3) Second Supplemental Indenture dated as of August 1, 1995 to the Senior Note Indenture.

4.6(2) Series 1993 Warrant Agreement dated October 4, 1993 between the Company and Chemical Bank, as warrant agent.

4.7(6) Rights Agreement dated as of August 16, 1994 between the Company and Chemical Bank, as Rights Agent.

4.8(6) Form of Certificate of the Voting Powers, Preferences and other designated attributes of Series B Participating Cumulative Preferred Stock of the Company (which is attached as Exhibit A to the Rights Agreement incorporated by reference as Exhibit 4.7 hereto).

4.9(6) Form of Right Certificate (which is attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.7 hereto).

10.1(3)*    Employment Agreement made as of July 6, 1995 with E. Jackson
            Smailes.

10.2(3)*    Employment Agreement made as of July 6, 1995 with William K. Friend.

10.3*       Employment agreement made as of August 16, 1995 with James E. Feldt.

10.4* Resolution adopted by the Board of Directors of the Company relating to the consultant compensation of Chaim Y. Edelstein, a director.

10.5(5)     1993 Incentive and Nonqualified Stock Option Plan.

10.6(3) Credit Agreement dated as of August 21, 1995 among Hills Stores Company, Hills Department Store Company, the Lenders named therein, Chemical Bank as Administrative Agent and Fronting Bank, and NatWest Bank, N.A., as Managing Agent.

11          Statements regarding computation of per share earnings.

16(7)       Letters re: change in certifying accountant.

27          Financial Data Schedule.

---------------

*  Executive Compensation Plans and Arrangements.

1. Incorporated by reference from the Form 8-A of the Company filed on October 5, 1993.

2. Incorporated by reference from the Report on Form 8-K of the Company dated October 4, 1993.

3. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended July 29, 1995.

4. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 28, 1995.

5. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

6. Incorporated by reference from the Form 8-K of the Company dated August 23, 1994.

7. Incorporated by reference from the Form 8-K of the Company dated November 8, 1995.

b.          Reports on Form 8-K

            A report on Form 8-K dated November 8, 1995 was filed by the Company, stating that a change in the Company's independent certifying accountants had occurred due to the resignation of Coopers & Lybrand L.L.P. The report noted Coopers & Lybrand L.L.P. stated it had no knowledge of any improprieties on the part of the Company and had no disagreements with management. The Company also reported it has retained Deloitte & Touche L.L.P. as its new independent certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HILLS STORES COMPANY


       Date:  December  11, 1995        /s/E. Jackson Smailes
                                        -------------------------------------
                                        E. Jackson Smailes
                                        President and Chief Executive Officer



       Date:  December  11, 1995        /s/Kim D. Ahlholm
                                        -------------------------------------
                                        Kim D. Ahlholm
                                        Vice President - Controller

                                 EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

Exhibit                                           Title
-------                                           -----

10.3        Employment Agreement made as of August 16, 1995 with James E. Feldt

10.4 Resolution adopted by the Board of Directors of the Company relating to the consultant compensation of Chaim Y. Edelstein, a director

11          Statements regarding computation of per share earnings

27          Financial Data Schedule