Form 10-Q/A
period 1995-10-28
HILLS STORES CO /DE/
filed 1996-04-10
CIK 786877

                                 FORM 10-Q/A

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

                          Commission file number 1-9505
                          -----------------------------

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

                               EXPLANATORY NOTE


        The Registrant is amending Part I in its entirety and the related Fiancial Data Schedule of its Quarterly Report on Form 10-Q for the quarterly period ended October 28, 1995 ("Third Quarter 10-Q") solely to correct an error regarding the recognition of certain expenses relating to the change in control of the Registrant that occurred on July 5, 1995. The Third Quarter 10-Q reflected a $7.2 million credit for change of control expenses that is now being reversed. The Company had initially reversed this credit by means of a fourth quarter adjustment. The effect of this Amendment is to reduce previously reported third quarter net earnings and increase previously announced fourth quarter net earnings, but this change has no effect on the Registrant's results of operations for the full fiscal year ended February 3, 1996.

        Accordingly, Part I of the Third Quarter 10-Q is hereby amended by deleting the text thereof in its entirety and substituting the following:


                                    Part I

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS


                                                           October 28,  January 28,  October 29,
(in thousands)                                                1995         1995         1994
- ------------------------------------------------------------------------------------------------
                                                           (unaudited)               (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                             $    4,625   $  180,051   $    8,988
     Trade receivables, net                                    62,776       23,471       62,573
     Inventories                                              518,108      313,851      474,208
     Deferred tax asset                                        20,923       20,923         --
     Other current assets                                       4,013        4,743        5,962
                                                           ----------   ----------   ----------
          Total current assets                                610,445      543,039      551,731

Property and equipment, net                                   190,657      154,950      153,772
Property under capital leases, net                            116,357      124,108      126,692
Beneficial lease rights, net                                    8,454        9,075        9,282
Other assets, net                                              13,501        6,380        9,179
Deferred tax asset                                             10,061       10,061         --
Reorganization value in excess of amounts
     allocable to identifiable assets, net                    138,948      144,765      169,989
                                                           ----------   ----------   ----------
                                                           $1,088,423   $  992,378   $1,020,645
                                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Borrowings under revolving credit facility (Note 5)   $  169,000   $     --     $     --
     Current portion of capital leases                          6,121        6,121        5,532
     Accounts payable, trade                                  180,897       82,943      173,990
     Other accounts payable and accrued expenses              149,249      212,489      186,962
                                                           ----------   ----------   ----------
          Total current liabilities                           505,267      301,553      366,484

Senior notes (Notes 5 and 8)                                  160,000      160,000      160,000
Obligations under capital leases                              119,971      124,508      126,525
Financing obligation - sale/leaseback                          25,169       25,169       20,169
Other liabilities                                               9,118       10,263       10,268

Commitments and contingencies                                    --           --           --

Preferred stock, at mandatory redemption value (Note 2)        25,206       64,144       69,661

Common shareholders' equity (Note 4):
     Common stock                                                  99          108          105
     Additional paid-in capital                               208,993      229,967      224,234
     Retained earnings                                         34,600       76,666       43,199
                                                           ----------   ----------   ----------
            Total common shareholders' equity                 243,692      306,741      267,538
                                                           ----------   ----------   ----------
                                                           $1,088,423   $  992,378   $1,020,645
                                                           ==========   ==========   ==========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                     --------------------------    --------------------------
(unaudited)                                          October 28,    October 29,    October 28,    October 29,
(in thousands, except per share amounts)                1995           1994           1995            1994
- -------------------------------------------------------------------------------------------------------------
Net sales                                            $   448,033    $   457,212    $ 1,200,319    $ 1,198,441
Cost of sales                                            323,339        321,591        873,574        856,027
Selling and administrative expenses                       95,860         98,623        285,074        276,373
Depreciation and amortization                             10,039          9,147         28,619         26,338
Costs related to change in control (Note 5)                --              --           43,292           --
                                                     -----------    -----------    -----------    -----------

Operating earnings (loss)                                 18,795         27,851        (30,240)        39,703

Other income (expense):
     Capital lease interest                               (3.496)        (3,657)       (10,613)       (11,085)
     Other interest                                      (10,489)        (6,063)       (26,067)       (17,548)
     Other income, net                                       206            968          2,168          2,070
                                                     -----------    -----------    -----------    -----------
                                                         (13,779)        (8,752)       (34,512)       (26,563)
                                                     -----------    -----------    -----------    -----------

Earnings (loss) before income taxes                        5,016         19,099        (64,752)        13,140

Income tax benefit (provision)                            17,425         (6,176)        37,686         (6,176)
                                                     -----------    -----------    -----------    -----------

Net earnings (loss) applicable
      to common shareholders                         $    22,441    $    12,923    $   (27,066)   $     6,964
                                                     ===========    ===========    ===========    ===========

Primary earnings (loss) per share applicable
     to common shareholders (Note 3)                 $      2.01    $      0.91    $     (2.77)   $      0.49
                                                     ===========    ===========    ===========    ===========

Fully-diluted earnings (loss) per share applicable
     to common shareholders (Note 3)                 $      1.98    $      0.87    $     (2.69)   $      0.47
                                                     ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-nine Weeks Ended October 28, 1995 and October 29, 1994

(unaudited)
(in thousands)                                                         1995         1994
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                 $ (27,066)   $   6,964
Adjustments to reconcile net earnings (loss) to net cash used for operating activities:
     Depreciation and amortization                                     32,137       28,239
     Gain on conversion of pension plan                                  --         (4,479)
     Increase in accounts receivable and other current assets         (38,575)     (40,520)
     Increase in inventories                                         (204,257)    (147,743)
     Increase in accounts payable and other accrued expenses           35,080      107,818
     Other, net                                                           423          503
                                                                    ---------    ---------
         Net cash used for operating activities                      (202,258)     (49,218)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                             (50,551)     (32,646)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under revolving credit facility                       235,000         --
     Repayments of borrowings under revolving credit facility         (66,000)        --
     Principal payments under capital lease obligations                (4,537)      (4,101)
     Sale/leaseback financing                                            --         20,169
     Cash distributions pursuant to the Plan of Reorganization         (2,348)     (13,673)
     Shares repurchased in self-tender                                (75,000)        --
     Other financing activities                                        (9,732)      (1,592)
                                                                    ---------    ---------
         Net cash  provided by financing activities                    77,383          803
                                                                    ---------    ---------

Net decrease in cash and cash equivalents                            (175,426)     (81,061)

Cash and cash equivalents at beginning of period                      180,051       90,049
                                                                    ---------    ---------

Cash and cash equivalents at end of period                          $   4,625    $   8,988
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

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

The Company's effective tax rate for the year was revised to 58.2%. As a result, a benefit of $17.4 million was recorded in the third quarter.

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

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

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

Costs related to the July 5, 1995 change in control were $43.3 million. The costs consist of $33.8 million for severance and retirement payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and approximately 20 associates, $6.0 million paid to holders of the Senior Notes and legal and other miscellaneous change in control costs.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of October 28, 1995 decreased by $136.3 million from January 28, 1995. The working capital decrease is primarily due to the recognition of $43.3 million in expenses related to the change in control, the payment of $75 million related to the Company's self-tender offer completed in March 1995, and $50.6 million of capital expenditures spent primarily on the store remodeling and expansion program.

Net cash used for operating activities for the thirty-nine weeks ended October 28, 1995 increased $153.0 million compared to the same period in 1994. This use of cash for operating activities is primarily due to a net loss before taxes of $21.5 million (before the $43.3 million change in control costs) versus $13.1 million in net earnings last year, the seasonal nature of the Company's business and the recognition of $43.3 million in expenses related to the change in control.

Capital expenditures, primarily for the remodeling and upgrading of existing stores and the opening of ten new stores, were $50.6 million for the thirty-nine weeks ended October 28, 1995. During fiscal 1995, capital expenditures are expected to approximate $57 million.

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on April 9, 1996.



                                           HILLS STORES COMPANY



                                           By: /S/ William K. Friend
                                               -------------------------
                                                   William K. Friend
                                                   Vice President-Secretary

                                 EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

Exhibit                                           Title
- -------                                           -----

27          Financial Data Schedule