Form 10-K
period 1996-02-03
HILLS STORES CO /DE/
filed 1996-04-10
CIK 786877

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

   X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
- ------   Exchange Act of 1934

         For the fiscal year ended February 3, 1996

                                      or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ------   Exchange Act of 1934

         For the transition period from ___________ to ____________

                           Commission file number 1-9505

                                HILLS STORES COMPANY
                                --------------------
                 (Exact name of registrant as specified in its charter)

               DELAWARE                                    #31-1153510
               --------                                    -----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification No.)

     15 DAN ROAD, CANTON, MASSACHUSETTS                         02021
     ----------------------------------                         -----
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (617) 821-1000
                                                      -------------
          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
Common Stock, Par Value $0.01 per share          New York Stock Exchange
                                                 Boston Stock Exchange

Senior Notes due 2003                            New York Stock Exchange

Series A Convertible Preferred Stock,            New York Stock Exchange
Par Value $0.10 per share

          Securities registered pursuant to Section 12(g) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
Series 1993 Warrants to                          Boston Stock Exchange
Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                         Yes      X         No
                             -----------       -----------

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 20, 1996 was $101,271,000 with respect to the Common Stock and $14,050,716 with respect to the Series A Convertible Preferred Stock, which has coextensive voting rights with the Common Stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes      X         No
                             -----------       -----------

The number of shares of Common Stock outstanding as of March 20, 1996 was 9,976,635.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Part III of this report on Form 10-K are incorporated by reference from the proxy statement dated May 10, 1996 for the annual meeting of security holders to be held on June 18, 1996.

                              TABLE OF CONTENTS


                                   PART I
ITEM 1.    Business ....................................................  4
ITEM 2.    Properties ..................................................  6
ITEM 3.    Legal Proceedings ...........................................  7
ITEM 4.    Submission of Matters to a Vote of Security Holders .........  8


                                   PART II

ITEM 5.    Market for the Registrant's Common Equity and Related
           Security Holder Matters .....................................  9
ITEM 6.    Selected Financial Data .....................................  9
ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................... 11
ITEM 8.    Financial Statements and Supplementary Data ................. 17
ITEM 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ......................... 17

                                   PART III

ITEM 10.   Directors and Executive Officers of the Registrant .......... 18
ITEM 11.   Executive Compensation ...................................... 19
ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management .................................................. 20
ITEM 13.   Certain Relationships and Related Transactions .............. 23

                                   PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K ................................................. 24


                                  PART I

ITEM 1.    BUSINESS
           --------

Hills Stores Company (the "Company" or "Hills") operates, through its wholly-owned subsidiary Hills Department Store Company ("HDSC"), a chain of discount department stores under the trade name of Hills Department Stores. These stores are located in the mid-Western and mid-Atlantic regions of the United States. Ten new stores were opened in 1995. At fiscal year end, the Company operated 164 stores in twelve states.

The Company is a leading regional discount retailer offering a broad range of brand name and other first quality general merchandise. Management's business strategy stresses every day low prices, depth and breadth of products in selected merchandise categories, remodeled facilities and strict operating controls.

Hills stores are located in cities and towns of varying sizes, with some of the larger cities being Pittsburgh, Buffalo, Cleveland and Richmond. The Company concentrates its stores in selected markets within a geographic region in order to reinforce marketing programs, enhance name recognition, achieve market pene-tration, and gain economies of scale in management, advertising and distribution.

The Company has remodeled substantially all of its stores within the last five years and is continuing the program on an ongoing basis. The remodeling program is designed to make and keep the Company's stores more visually appealing to customers and to take full advantage of the most profitable merchandise cate-gories.

The Company believes that its customer base consists primarily of female customers shopping for family needs. Accordingly, Hills emphasizes merchandise in its softlines departments and selected hardlines departments such as toys and seasonal merchandise which appeal to Hills' targeted female customer. The Company considers the depth of its merchandise in these departments to be an important factor in attracting and retaining female customers, and accordingly emphasizes the availability of a wide selection of sizes, styles and colors of items in these departments.

Hills carries a diverse line of products, all first quality, including a full line of clothing and footwear for women, men and children, toys, health and beauty aids, small household appliances and housewares, home entertainment equipment, hardware, stationery and greeting cards, automotive supplies, lawn and garden products and jewelry. Hills offers a broad range of brand name apparel and other products for the family and supplements brand name goods with manufacturers' private brands (brands made by major manufacturers but not nationally advertised) and Hills' private label program. The Company accepts all major consumer credit cards and offers a year-round layaway program.

As part of its merchandise strategy, Hills endeavors to purchase goods that are made in the U.S.A. and has developed a special merchandise program using its "American Spirit" trademark to help market that concept to customers. Imported goods are purchased by Hills from an importing subsidiary and from other sources. In fiscal year 1995, the subsidiary, CRH International, Inc., imported products that accounted for approximately 7.6% of total purchases of the Hills Department Stores chain.

Hills uses a centralized buying organization staffed by merchandise managers, buyers and a support staff organized along the Company's product lines. Most of Hills' buying organization is located at its Canton, Massachusetts head-quarters. Hills also maintains an important fashion buying office in the garment district of New York City to purchase and merchandise women's fashion and basic apparel.

Hills' merchandise managers and buyers develop detailed merchandising plans for each selling season. These plans include sales, inventory and initial markup and markdown budgets for each buyer. Sales performance reports are received both daily and weekly and assist management in making related merchandising decisions. The formats of these plans are programmed into computer planning systems for each department.

The Company's central distribution facilities are located in Columbus, Ohio. These facilities provide central stocking of inventory and flow-through alloca-tion of inventory for delivery to the stores, resulting in efficient inventory management. Significant reductions in store receiving expense are achieved by performing many product handling functions at the central distribution facilities.

In recent years, the Company has instituted several significant changes in its store operations and management structure to enhance expense control, flexibility and competitive responsiveness. Computerized scheduling of work hours based upon forecasted sales levels, productivity standards and freight activity allows the Company to allocate more payroll dollars to sales generating positions, while reducing overall payroll expense. The Company periodically reviews and evaluates licensing space within the Company's stores to specialty businesses based on the appeal of the products or services offered by such specialty businesses to Hills' targeted customer as well as the sales and profit potential of such specialty businesses.

Store managers report to district managers, who report to regional vice presidents. The district managers and regional vice presidents visit their stores on a regular basis to oversee operations. Store managers and associates are empowered to respond directly to the needs of the customers. The Company maintains a field office strategically located near Pittsburgh to facilitate store visitations and reduce travel expenses, particularly by those associates with greater responsibilities for store performance.

To support Hills' strategy of centralized management control, the Company relies extensively on computerized information systems. Hills operates its principal information technology center at its headquarters in Canton, Massa-chusetts. All Hills stores, distribution centers and administrative locations are tied to the information center's computer by means of an on-line data com-munications network.

Hills' merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchan-dise distribution, receiving, sales capture, inventory control, open-to-buy and replenishment. Hills maintains electronic data interchange (EDI) connections through third party services to a large number of its vendors. Unit sales data are recorded via the point-of-sale register systems in each store. The point-of-sale registers and bar code scanners in all stores significantly reduce labor intensive price marking and price changes. The sales data are transmitted nightly to the Company's computer where they are processed to produce a wide range of daily and weekly management reports. Each Hills buyer also has on-line access to information on the mainframe computer or local area network server via a personal computer located in the buyer's office. The merchandising systems allow Hills to distribute specific categories and styles of merchandise to each store based upon the sales patterns of the stores.

Store operations are supported by a number of additional on-line systems including electronic correspondence among all locations, payroll and labor scheduling systems, accounts payable, price change management and layaway control. The purpose of these systems is to promote timely and accurate communication among all Hills locations and to allow personnel at the Company's office locations to monitor and control key store activity.

The discount general merchandise retail business is highly competitive. The Company considers price, merchandise presentation, product selection and merchandise quality, and store location to be the most significant competitive factors. Hills' principle competitors are regional and national discount department store chains, some of which, such as Wal-Mart, Kmart, and Target, as well as specialty retailers, such as Toys "R" Us, are larger and have more capital than Hills. Management believes that the Company's store remodeling program and its strength in certain merchandising lines allows it to defend its competitive position, even with Wal-Mart's presence in most of the Company's markets. Hills' expansion in Virginia and Target's opening of stores in Cleveland, Ohio has increased Target's position as a competitor of the Company.

The "Hills" name is a registered service mark. The Company considers this mark and the associated name recognition to be valuable to its business. The
Company has additional trademarks, trade names and service marks, many of which, such as "American Spirit," are used in connection with the Company's private label program. Although the Company considers these additional marks to be valuable in the aggregate, individually, they have varying degrees of importance to the Company's business.

As of March 1, 1996, Hills employed approximately 17,900 persons, including approximately 10,300 full-time and 7,600 part-time employees. None of the Company's employees are represented by a labor union. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company considers its relations with its employees to be good.

On July 5, 1995, following a proxy contest in connection with the annual meeting of stockholders held on June 23, 1995, seven nominees of Dickstein Partners Inc. ("Dickstein Partners") were certified as being elected directors of the Registrant, replacing the former Board of Directors, thereby effecting a change in control of the Registrant (the "1995 Change in Control").

Following the 1995 Change in Control, the executive officers of the Company resigned, resulting in a change in the Company's senior management personnel. In addition, negotiations were successfully conducted with the holders of the Company's Senior Notes to defer a redemption option in the Senior Notes indenture which would have resulted from the 1995 Change in Control. The Company also refinanced its existing bank debt, which would have become due as a result of the 1995 Change in Control, and increased its working capital credit line to $300 million of secured debt.

ITEM 2.    PROPERTIES
           ----------

Hills operates 164 stores (163 stores are leased and one is owned) in the states of Illinois, Indiana, Kentucky, Maryland, Massachusetts, New York,
North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, and West Virginia, located in regional and other enclosed shopping malls, strip shopping centers and as free standing units. The Company leases nearly all of its stores under long-term leases. In addition, Hills leases buying and administrative offices, including the Company's headquarters in Canton, Massachusetts, the field office in Aliquippa, Pennsylvania and the buying office in New York, New York, and its central distribution facilities in Columbus, Ohio.

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

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

On September 11, 1995, the Company and HDSC filed a suit in the Court of Chancery of the State of Delaware against the former members of the Board of Directors (the "Former Directors") of the Company. That action seeks, among other things, recovery of damages caused by the breach by the Former Directors of their fiduciary duties to shareholders arising from the refusal of the Former Directors to approve the 1995 Change in Control. On October 10, 1995 the defendants filed a motion to dismiss this suit. That motion is presently pending.

The Company and HDSC also filed suit against Smith Barney, Inc. on September 11, 1995 in the New York State Supreme Court for the County of New York, seeking damages for losses, as stated in the complaint, caused by the gross negligence of this firm in rendering financial advice to the Company's Former Directors in breach of their fiduciary duties. On October 30, 1995, Smith Barney, Inc. served a motion to dismiss this suit. That motion is presently pending.


On August 7, 1995, in the Court of Chancery of the State of Delaware, Gayle Dolowich, Ivan J. Dolowich and Joseph Weiss filed a class action lawsuit against the seven new directors of the Company elected at the annual meeting, Dickstein Partners and the Company. On November 3, 1995, the plaintiffs amended their complaint to include a shareholders derivative cause of action against the Former Directors for breach of their fiduciary duties to the Company and its shareholders. In the amended complaint, the plaintiffs claim that in connection with the effort by Dickstein Partners to solicit proxies in support of the elec-tion of its nominees to be directors of the Company, Dickstein Partners issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. The plaintiffs seek an order nullifying the election of directors and declaring there has been "no change of control" of the Company. The derivative cause of action seeks damages against the Former Directors.

On January 19, 1996 in the same Delaware Chancery Court, Peter M. Fusco filed a substantially similar class action and shareholder derivative suit against the parties named in the above identified Dolowich suit. The plaintiff made the same claims and seeks the same remedies as are made and sought in the Dolowich suit.

The Former Directors have filed motions to dismiss the derivative actions in both the Dolowich and Fusco suits. These motions are presently pending.

            ----------------------------

Management does not believe that the disposition of the foregoing suits will have a material adverse effect upon the continuing operations and financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

NONE

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
           ---------------------------------------------------------------------

(a) The principal market on which the Company's Common Stock is traded is the New York Stock Exchange. The following table sets forth the range of high and low prices of the Company's Common Stock as reported on the New York Stock Exchange during each quarter of fiscal years 1994 and 1995.

COMMON STOCK PRICES
- -------------------
     Quarter Ended                 High Price            Low Price
     February 3, 1996              $12.000               $ 7.125
     October 28, 1995              $18.125               $ 8.125
     July 29, 1995                 $24.875               $18.125
     April 29, 1995                $22.750               $18.250

     January 28, 1995              $21.625               $19.375
     October 29, 1994              $23.000               $20.125
     July 30, 1994                 $21.000               $18.000
     April 30, 1994                $21.750               $19.000

(b) As of March 20, 1996, there were outstanding 9,976,635 shares of Common Stock held by 2,407 holders of record, and 1,108,346 shares of Series A Convertible Preferred Stock held by 2,238 holders of record.

(c) The Company has not paid a cash dividend on its Common Stock in the last two fiscal years. The Credit Agreement dated as of August 21, 1995 between HDSC and Chemical Bank, and the Company as the Guarantor, prohibits the payment of dividends on the Company's Common Stock and limits the amount of dividends which HDSC may pay to the Company in any fiscal year. The Company's Senior Notes Indenture also has restrictions on the payment of cash dividends. See Notes 7 and 8 of Notes to Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

The Company emerged from Chapter 11 proceedings on October 4, 1993. For financial reporting purposes, the Company adopted fresh-start reporting as of October 2, 1993. Under fresh-start reporting, a new reporting entity is created and recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. Financial data prior to October 2, 1993 has been designated as those of the Predecessor Company. Black lines have been drawn to separate the Successor Company financial data from the Predecessor Company financial data to signify that they are those of a new reporting entity and have been prepared on a basis not comparable to prior periods (see Notes 1 and 2 of Notes to Consolidated Financial Statements).

ITEM 6.   SELECTED FINANCIAL DATA (CONTINUED)
                                                                  Successor Company
                                                  ----------------------------------------------------
                                                      Fiscal           Fiscal         Seventeen
(in thousands, except per share amounts                Year             Year         Weeks Ended
and number of stores)                                  1995             1994      January 29, 1994
- ------------------------------------------------------------------------------------------------------
                                                                                                   ||
Net sales                                          $1,900,104       $1,872,021       $  772,685    ||
Gross profit                                       $  515,683       $  531,800       $  223,034    ||
                                                                                                   ||
Net earnings (loss) applicable to                                                                  ||
 common shareholders before                                                                        ||
 extraordinary items                               $  (16,666) (1)  $   40,431       $   36,235    ||
                                                                                                   ||
Net earnings (loss) applicable to                                                                  ||
  common shareholders                              $  (16,666) (1)  $   40,431       $   36,235    ||
                                                                                                   ||
Fully-diluted earnings (loss) per common share     $    (1.66)      $     2.73       $     2.45    ||
                                                                                                   ||
Fully-diluted average shares outstanding               10,029           14,832           14,794    ||
                                                                                                   ||
FINANCIAL POSITION:                                                                                ||
Total assets                                       $  858,723       $  992,378       $  907,621    ||
Working capital                                    $  147,090       $  241,486       $  171,440    ||
Liabilities subject to compromise (4)              $        -       $        -       $        -    ||
Long-term obligations                              $  185,169       $  185,169       $  160,000    ||
Long-term obligations under capital leases         $  118,776       $  124,508       $  130,626    ||
Preferred stock                                    $   24,636       $   64,144       $  100,000    ||
Common shareholders' equity (deficit)              $  254,663       $  306,741       $  230,235    ||
Number of stores operated at period end                   164              154              151    ||

                                                               Predecessor Company
                                                   ------------------------------------------------
                                                     Thirty-Five        Fiscal            Fiscal
(in thousands, except per share amounts              Weeks Ended         Year              Year
and number of stores)                              October 2, 1993       1992              1991
- ---------------------------------------------------------------------------------------------------
Net                                                 $  992,848       $1,750,266      $1,679,866
Gross profit                                        $  282,549       $  500,454      $  465,776

Net earnings (loss) applicable to
 common shareholders before
 extraordinary items                                $   (9,747)      $   24,385      $    7,637

Net earnings (loss) applicable to
 common shareholders                                $  248,492 (2)   $   47,264      $   20,117

Fully-diluted earnings (loss) per common share      $    11.30 (3)   $     2.15 (3)  $     0.92 (3)

Fully-diluted average shares outstanding                21,982           21,982          21,982

FINANCIAL POSITION:
Total assets                                        $  972,838       $  922,745      $  846,906
Working capital                                     $  301,980       $  299,927      $  261,007
Liabilities subject to compromise (4)               $  775,169       $  761,443      $  771,606
Long-term obligations                               $        -       $        -      $        -
Long-term obligations under capital leases          $  122,230       $  133,457      $  137,793
Preferred stock                                     $   33,143       $   31,481      $   29,049
Common shareholders' equity (deficit)               $ (186,934)      $ (183,172)     $ (230,446)
Number of stores operated at period end                    151              154             154

(1) Includes a $45.5 million pre-tax charge incurred in connection with the 1995 Change in Control
    (see Note 21 of Notes to Consolidated Financial Statements).

(2) Includes a $258.2 million after-tax extraordinary gain on the discharge of prepetition debt.

(3) Fully-diluted earnings per share for fiscal years 1992 and 1991 include extraordinary credits per common share of $1.04 and $0.57, respectively, attributable to the realization of the benefit of tax loss carryforwards.  Fully-diluted earnings per share for the thirty-five weeks ended October 2, 1993 includes an extraordinary gain per common share of $11.75 on the discharge of prepetition debt.

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

THE SELECTED FINANCIAL DATA SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

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

In conjunction with its emergence from Chapter 11, the Company adopted fresh-start reporting as of October 2, 1993 in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7:
"Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

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

To facilitate comparison of the Successor and Predecessor Companies' operating performances, the discussions below are presented using the pro forma results of combined operations of the Successor and Predecessor Companies for fiscal 1993 as presented in Note 2 of Notes to Consolidated Financial Statements. Consequently, the information presented below does not reflect the periods in the fifty-two weeks ended January 29, 1994 as they are presented in the Consolidated Statements of Operations. The most significant pro forma adjustment to earnings before reorganization items, income taxes and extraordinary items is the increase in interest expense due to the pro forma issuance of the Senior Notes at January 31, 1993 (see Note 2 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995) VERSUS
       YEAR ENDED JANUARY 28, 1995 (FISCAL 1994)

The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.

Sales increased 1.5% compared to fiscal 1994. The improvement is attributable to opening ten new stores and fiscal 1995 having 53 weeks compared to 52 weeks in fiscal 1994. The extra week represents an increase in sales of $17.6

FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995) VERSUS
       FISCAL YEAR ENDED JANUARY 28, 1995 (FISCAL 1994) (CONTINUED)

million. Sales increases in hardlines categories, particularly in areas associated with the home, all occasion and electronics, were partially offset by a decrease in apparel sales. Comparable store sales, excluding the fifty-third week, were $1.777 billion in fiscal 1995 versus $1.849 billion in fiscal 1994, a 3.9% decrease.

Cost of sales as a percentage of sales was 72.9% in fiscal 1995 compared to 71.6% in fiscal 1994. This increase of 1.3% is due to a higher rate of markdowns, particularly in the apparel categories, a shift in the mix of business to lower margin hardlines categories, and a decrease in the purchase markup percentage in the hardlines areas. Because of the increasingly competitive discount store industry, the Company anticipates that it will continue to experience pressure on gross margin.

Selling and administrative expenses as a percentage of sales was 21.0% in fiscal 1995 and 20.9% in fiscal 1994. Savings in payroll and payroll related expenses as a percentage of sales were offset by increased advertising costs in the Company's new markets and higher operating costs associated with opening 10 new stores. Prior year expenses include a $4.5 million gain from the elimination of pension obligations. Selling and administrative expenses excluding the pension gain as a percentage of sales was 21.1% in fiscal 1994.

Depreciation and amortization as a percentage of sales was 1.6% in fiscal 1995 compared to 1.4% in fiscal 1994. The increase is due to a higher fixed asset base resulting from the Company's remodeling and new store program.

Costs related to the 1995 Change in Control (see Note 21 of Notes to Consolidated Financial Statements) were $45.5 million. The costs consist of $31.0 million for severance and retirement payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and 20 associates of the Company, $6.0 million paid to holders of the Senior Notes, and legal and other miscellaneous change in control costs.

Other interest expense was $35.4 million in 1995 compared to $24.0 million in 1994. The $11.4 million increase is primarily due to interest on borrowings under the revolving credit facility, non-cash interest on the sale/leaseback financing, and additional amortization of deferred financing costs related to securing the new revolving credit facility (see Note 7 of Notes to Consolidated Financial Statements). Average direct borrowings under the revolving credit facility were $62.6 million for fiscal 1995 at an average interest rate of 9.4%, with peak borrowings of $188.0 million. In fiscal 1994, average borrowings approximated $88,000 at an average interest rate of 9.25%, with peak borrowings at $8.0 million.

Other income was $4.9 million in fiscal 1995 and $9.2 million in fiscal 1994, a $4.3 million decrease. The fourth quarter of fiscal 1994 included a reversal of liabilities established in "fresh-start" reporting totalling $9.6 million which was partially offset by $2.2 million paid to the holders of the Company's Senior Notes in connection with the Company's self-tender for shares of its common stock (see Note 20 of Notes to Consolidated Financial Statements) and $2.2 million of additional amortization of deferred financing costs.

In fiscal 1995, the Company recorded a tax expense of $3.2 million on a loss before income taxes of $13.5 million as a result of $7.8 million of

FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995) VERSUS
       FISCAL YEAR ENDED JANUARY 28, 1995 (FISCAL 1994) (CONTINUED)

amortization of reorganization value and $14.1 million of change in control costs which are non-deductible. The Company's effective tax rate was 47.0% in fiscal 1994.

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

Cost of sales as a percentage of sales was 71.6% in fiscal 1994 compared to 71.4% in fiscal 1993. The increase of 0.2% is due to a higher rate of markdowns, particularly in the apparel market, and an increase in the provision for inventory shortage. These were partially offset by an improved purchase markup and an improvement in logistics cost due to operational efficiencies achieved at the Company's distribution center, which became fully operational in July 1993.

Selling and administrative expenses as a percentage of sales was 20.9% in fiscal 1994 compared to 21.4% in fiscal 1993, a 0.5% decrease. This improvement was primarily a result of the Company's focus on cost reduction, principally in payroll and payroll related expenses. A $4.5 million gain from the elimination of pension obligations, which were replaced by a Company matching 401(K) plan, was also included in selling and administrative expenses. Selling and administrative expenses excluding the pension gain as a percentage of sales was 21.1% in fiscal 1994.

Other income was $9.2 million in fiscal 1994 compared to $3.7 million in fiscal 1993, a $5.5 million increase. This increase was primarily due to a fourth quarter reversal of liabilities established in "fresh-start" reporting totalling $9.6 million which was partially offset by $2.2 million paid to the holders of the Company's Senior Notes in connection with the Company's self-tender for shares of its common stock and $2.2 million of additional amortization of deferred financing costs.

The Company's effective tax rate was 47.0% in fiscal 1994 compared to 48.1% in fiscal 1993, a 1.1% decrease resulting principally from the decrease in non-deductible goodwill amortization as a percentage of the related pre-tax earnings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

On August 21, 1995, in connection with the 1995 Change in Control, Hills Department Store Company ("HDSC"), a wholly-owned subsidiary of the Company, entered into a new $300 million secured revolving credit facility (the "Facility"), of which up to $100 million is available as a letter of credit facility. The Facility expires April 30, 1998 (or May 1, 1996 if the Company has not exercised its option by April 30, 1996 to extend by one year the Senior Note redemption offer or May 1, 1997 if the Company has not exercised its second option to extend the Senior Note redemption offer an additional year). If the Senior Notes are refinanced on terms acceptable to the lenders the Facility will be automatically extended to April 30, 1998. The Facility is secured by a pledge of all of the capital stock of HDSC and an interest in all tangible and intangible assets of HDSC. The Facility is guaranteed by the Company. The Company and HDSC are in compliance with all of the Facility's restrictive covenants as of February 3, 1996. As of February 3, 1996, there were no direct borrowings outstanding under the Facility.

Under the terms of the Senior Note Indenture (the "Indenture"), because of the election of the new Board of Directors, the Company was required to offer to redeem all of the Senior Notes at 101% of par. Effective August 1, 1995, the Indenture was amended to permit the Company to defer the redemption offer of the Senior Notes until April 3, 1996, and, at the option of the Company by giving notice on or before April 19, 1996 and upon the payment of an additional fee of $7.5 million, to further defer the offer to redeem obligation to April 5, 1997. In addition, the change in control put price under the Indenture would be increased to 102% if no notice of the offer to redeem is mailed to Senior Note holders before January 1, 1997. The amendment also allowed the Company to increase the amount of its working capital facility from $225 million to $300 million. In connection with obtaining this amendment, the consenting holders of the Senior Notes were paid $6 million in August 1995, which has been included in costs related to change in control in the Consolidated Statements of Operations.

Effective January 15, 1996, the Indenture was again amended to permit the Company (upon payment to persons who then hold Senior Notes of a fee equal to 5.5% of the principal amount of such Senior Notes) to defer the redemption of the Senior Notes until July 8, 1998. The amendment also eliminates the obligation of the Company to offer to redeem the Senior Notes upon any future Change in Control Event, as defined, if such Change in Control Event results in an increase of at least $40 million in the capital of the Company and at least 50% of the Company's net proceeds therefrom are used to repurchase or redeem Senior Notes. In addition, the amendment modifies the definition of "Consolidated Fixed Charge Coverage Ratio" in order to exclude, for the purposes of determining the amount of indebtedness that the Company is permitted to incur, the effect of up to $43.3 million in non-recurring costs relating to the Company's change in control in July 1995. The amendment also imposes limitations upon the Company's ability to make payments with respect to its capital stock and increases the interest rate on the Senior Notes to 10.75% from January 13, 1996 through March 31, 1997, to 11.25% from April 1, 1997 to March 31, 1998 and thereafter by 1.00% on April 1 of each succeeding year.

The Company is proposing to offer in April 1996 $175.0 million principal amount of a new series of senior notes due 2003 (the "New Notes"). If the Company proceeds with the offering of the New Notes, it will offer to redeem the outstanding Senior Notes, using substantially all of the proceeds from the issuance of the New Notes. If the Company does not proceed with the offering of New Notes, it will pay the $7.5 million fee, as described above, to defer the redemption offer of the Senior Notes until April 5, 1997. As a result of the Company's intention to refinance the Senior Notes or to defer redemption of the Senior Notes until after fiscal 1996, the Company has classified the Senior Notes as long-term.

The Company also has significant lease commitments which require cash outflows. Operating and capital lease payments in fiscal 1996, including rentals based on sales, are expected to approximate $58.9 million.

A summary of cash flow information and financial position is presented below (in thousands):
                                              Fiscal Year      Fiscal Year
                                                 Ended            Ended
                                               February 3,      January 28,
                                                  1996             1995
- --------------------------------------------------------------------------------
Cash and cash equivalents
  at begining of period                        $ 180,051       $   90,049
Net cash provided by (used for)
  operating activities                            (8,004)         124,612
Capital expenditures                             (56,714)         (38,458)
Principal payments under capital lease
  obligations                                     (6,121)          (5,529)
Proceeds from sale/leaseback financing                 -           25,169
Cash distributions pursuant to the POR            (5,297)         (14,419)
Shares repurchased per self-tender offer         (75,000)               -
Deferred finance costs and other
  financing activities                           (10,857)          (1,373)
                                                --------        ---------
Cash and cash equivalents
  at end of period                             $  18,058       $  180,051
                                                ========        =========

Working capital at end of period               $ 147,090       $  241,486
                                                ========        =========

The Company's working capital as of February 3, 1996 decreased $94.4 million from January 28, 1995. The working capital decrease is primarily due to the payment of $75 million related to the Company's self-tender offer completed in March 1995, and $56.7 million primarily spent on the store remodeling and expansion program, partially offset by the reversal of $20.0 million of liabilities established in "fresh-start" reporting that are no longer required and a decrease in other accounts payable and accrued expenses of $11.9 million.

Net cash provided by operating activities for the fiscal year ended February 3, 1996 decreased $132.6 million compared to fiscal year ended January 28, 1995. This use of cash for operating activities is primarily due to net earnings before taxes of $32.1 million (before the $45.5 million change in control expense) versus $76.3 million in fiscal 1994, the recognition of $45.5 million in expenses related to the change in control, an increase due to inventories of $30.5 million resulting from the opening of ten stores, a $54.9 million decrease in accounts payable and accrued expenses, and a $32.7 million decrease in income taxes.

Capital expenditures, primarily for the remodeling and upgrading of existing stores and the opening of ten new stores, were $56.7 million during fiscal 1995. The Company has substantially completed its chainwide remodeling program in fiscal 1995. During fiscal 1996, capital expenditures are expected to approximate $35.8 million.

Effective February 21, 1995, the Company accepted for payment 3,000,000 shares of Common Stock which were validly tendered pursuant to the Company's self-tender offer, and for which payment of $75,000,000 was made in March 1995.

Management believes that amounts available under the Company's current borrowing agreement, together with cash from operations, will enable the Company to fund its current liquidity and capital expenditures requirements.

Any or all of the restrictions, limitations or contingencies under the Facility and the Senior Note Indenture, as well as the Company's leverage, could adversely affect the Company's ability to obtain additional financing in the future, to make capital expenditures, to effect store expansions, to make acquisitions, to take advantage of business opportunities that may arise, and to withstand adverse general economic and retail industry conditions and increased competitive pressures. Retail suppliers and their factors monitor carefully the financial performance of retail companies such as the Company, and may reduce credit availability quickly upon learning of actual or perceived deterioration in the financial condition or results of operations of a retail company.

OTHER MATTERS

SEASONALITY

The Company's business is highly seasonal due to increased consumer buying for back-to-school needs and Christmas. The second half of each year provides the major portion of the Company's annual sales and operating earnings with operating earnings particularly concentrated in the Christmas selling season.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

See accompanying page F-1 through F-28.

Information called for by this item can be found at the pages listed in the following index.

                    INDEX TO FINANCIAL STATEMENTS

Hills Stores Company and Subsidiaries                                  Page
Reports of Independent Auditors ......................................  F-1
Consolidated Balance Sheets ..........................................  F-3
Consolidated Statements of Operations ................................  F-4
Consolidated Statements of Cash Flows ................................  F-5
Consolidated Statements of Common Shareholders' Equity ...............  F-6
Notes to Consolidated Financial Statements ...........................  F-7

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

On November 14, 1995, the Company engaged Deloitte & Touche LLP ("Deloitte & Touche") as its independent auditors, following the resignation of Coopers & Lybrand L.L.P. ("Coopers & Lybrand") as independent auditors for Hills Stores Company on November 8, 1995.

None of the reports of Coopers & Lybrand on the financial statements of the Company for either of the two fiscal years preceding such resignation contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding the resig-nation of Coopers & Lybrand, there were no disagreement(s) with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not re-solved to the satisfaction of Coopers & Lybrand would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company during the Registrant's two most recent fiscal years and the subsequent interim period preceding the resignation of Coopers & Lybrand.

During the Company's two most recent fiscal years and the subsequent interim period preceding the engagement of Deloitte & Touche, neither the Company nor anyone on its behalf consulted Deloitte & Touche regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice concerning same was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

Name                   Age         Position                        Since
- ----                   ---         --------                        -----
Chaim Y. Edelstein      53         Chairman of the Board           1995
Stanton J. Bluestone    61         Director                        1995
John W. Burden III      59         Director                        1995
Alan S. Cooper          37         Director                        1995
Mark Dickstein          37         Director                        1995
Samuel L. Katz          30         Director                        1995
Gregory K. Raven        46         Director, President             1996
                                    and Chief Executive Officer

Kim D. Ahlholm          39         Vice President-Controller       1994
James E. Feldt          41         Executive Vice President-
                                    General Merchandise Manager    1995
William K. Friend       49         Vice President-Secretary and
                                    Corporate Counsel              1985


CHAIM Y. EDELSTEIN was elected Chairman of the Board on February 7, 1996. He has been a Director since July 5, 1995. He was a consultant to Federated Department Stores, Inc. from February 1994 to March 1995 and has been a consultant to Carson, Pirie, Scott & Co. since November 1994. From 1985 to February 1994 he was Chairman and Chief Executive Officer of Abraham & Straus, a division of Federated Department Stores, Inc. Federated Department Stores, Inc. filed a petition for reorganization under the Bankruptcy Code in 1990 and has since emerged from bankruptcy. Mr. Edelstein is a director of Carson, Pirie, Scott & Co., a department store retailer and of Jan-Bell Marketing, Inc., a jewelry retailer.

STANTON J. BLUESTONE has been a Director since July 5, 1995. Since March 1996 he has been Chairman of the Board of Carson, Pirie, Scott & Co. For the past five years, he has been President and Chief Executive Officer and a Director of Carson, Pirie, Scott & Co. Carson, Pirie, Scott & Co. was formerly known as P.A. Bergner & Co. which filed a petition for reorganization under the Bankruptcy Code in 1991 and emerged from bankruptcy in 1993.

JOHN W. BURDEN III has been a Director since July 5, 1995. He has been a consultant and partner in Retail Options, Inc. since November 1993. From December 1990 to March 1993, Mr. Burden's principal occupation was as an officer in Pelican Palms Realty Corporation, a real estate sales company he owned. From August 1988 to February 1990 Mr. Burden served as Chairman and Chief Executive Officer of Federated Department Stores, Inc. and Allied Stores Corporation, each a department store chain, and was Vice Chairman of Federated Department Stores, Inc., from December 1985 to July 1988. Federated Department Stores, Inc. filed a petition for reorganization under the Bankruptcy Code in 1990 and has since emerged from bankruptcy. Mr. Burden is a director of Carson, Pirie, Scott & Co., Bernard Chaus, Inc., a manufacturer of women's clothing and Jan-Bell Marketing, Inc.

ALAN S. COOPER became a member of the Board of Directors on December 28, 1995. He has been Vice President-General Counsel of Dickstein Partners since March 1992. Prior to that, he was an attorney with the firm of Rosenman and Colin since 1983.

           -------------------------------------------------------------

MARK B. DICKSTEIN has been a Director since July 5, 1995 and was Chairman of the Board from July 5, 1995 through February 7, 1996. He has been the President of Dickstein Partners since prior to 1990 and is primarily responsible for the operations of Dickstein Partners, L.P., Dickstein & Co., L.P., Dickstein Focus Fund L.P. and Dickstein International Ltd (collectively the "Dickstein Funds"). He is a director of Carson, Pirie, Scott & Co.

SAMUEL L. KATZ has been a Director since July 5, 1995. He is Senior Vice President of HFS Incorporated, a public corporation. From July 1993 to
December 1995 he was a Vice President of Dickstein Partners.  From February
1992 to July 1993, Mr. Katz was the Co-Chairman of Saber Capital, Inc., a firm making private equity investments. From 1988 to 1992, Mr. Katz was an Associate and then a Vice President of the Blackstone Group, an investment and merchant bank, where he focused on leveraged buyout transactions.

GREGORY K. RAVEN was elected President and Chief Executive Officer and a Director on February 7, 1996. For the past five years, Mr. Raven has been Executive Vice President-Finance and Chief Financial Officer of Revco D.S., Inc. Revco D.S., Inc. filed a petition for reorganization under the Bankruptcy Code in 1988 and emerged from bankruptcy in 1992.

KIM D. AHLHOLM was elected Vice President-Controller of Hills in March 1994. She had been Treasurer since June 1993, Assistant Controller from July 1990 to June 1993 and Director-Audit from April 1989 to June 1990.

JAMES E. FELDT was elected Executive Vice President-General Merchandise Manager in July 1995. He had been the Vice President-Fashion Hardlines since November 1993 and Vice President-Boston Softlines from October 1990 to November 1993.

WILLIAM K. FRIEND is and since December 1985 has been Vice President-Secretary and Corporate Counsel of Hills.

Officers are elected to serve until their successors are elected and qualified.

In September 1990, the Commodity Futures Trading Commission (the "CFTC") initiated an administrative proceeding against Mr. Dickstein alleging that in 1987 certain of his personal commodities trading activities were in violation of applicable laws. Specifically, the CFTC claimed that Mr. Dickstein, in his capacity as a local floor trader, aided and abetted another floor trader in, among other things, non-competitive trading and defrauding such floor trader's customers. Without admitting or denying the CFTC's allegations, Mr. Dickstein settled this matter in September 1991. As part of the settlement, Mr. Dickstein agreed not to engage in commodities transactions for a period of one year, and for two additional years not to trade on the floor of any commodities exchange. Mr. Dickstein also had his commodities floor brokerage license revoked and paid a $150,000 civil penalty.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

Incorporated by reference from the item entitled "Executive Compensation" in the proxy statement dated May 10, 1996 for the annual meeting of stockholders to be held June 18, 1996.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

The following table sets forth as of March 20, 1996 information with respect to beneficial ownership of shares of the Company's Common Stock and Series A Preferred Stock. The information was obtained from Company records and information supplied by the shareholders, including information on Schedules 13D and 13G and Forms 4 prescribed by the Securities and Exchange Commission ("SEC"). Each share of Series A Preferred Stock is immediately convertible into one share of Common Stock, and the Series A Preferred Stock has coextensive voting rights with the Company's Common Stock.

- --------------------------------------------------------------------------------
Title of       Name and Address       Amount and Nature     Percent    Percent
Class        of Beneficial Owner         of Beneficial        of          of
                                           Ownership         Class      Voting
                                                                       Stock (1)
- --------------------------------------------------------------------------------
Common      Dickstein Partners, Inc.       1,209,170         12.1        10.9
            Dickstein Partners, L.P.
            Dickstein & Co., L.P.
            Dickstein Focus Fund L.P.
             9 West 57th Street
             Suite 4630
             New York, NY 10019
            Dickstein International Ltd.(2)
             129 Front Street
             Hamilton HM12 Bermuda
- --------------------------------------------------------------------------------
Common      FMR Corp.                        988,874          9.9         8.9
            Fidelity Management and
            Research Company
            Fidelity Management and
            Trust Company(3)
             82 Devonshire Street
             Boston, MA 02109-3614
- --------------------------------------------------------------------------------
Common      BEA Associates                   830,147           8.3         7.5
             153 East 53rd Street
             One Citicorp Center
             New York, NY 10022
- --------------------------------------------------------------------------------
Common      ML-Lee Acquisition Fund II,      799,293           8.0         7.2
            L.P., ML-Lee Acquisition Fund
            (Retirement Accounts) II, L.P.,
            Thomas H. Lee Advisors II,
            L.P.(4)
             Word Financial Center
             South Tower, 23rd Fl.
             New York, NY 10080-6123
- --------------------------------------------------------------------------------
Common      Wellington Management            655,925           6.6         5.9
            Company
             75 State Street
             Boston, MA 02109
- --------------------------------------------------------------------------------

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------
            (CONTINUED)
            ----------

(1) Represents the shares of Common Stock and Series A Preferred Stock owned beneficially as a percentage of the aggregate of 9,976,635 shares of Common Stock and 1,108,346 shares of Series A Preferred Stock outstanding.

(2) Dickstein Partners Inc., Dickstein Partners, L.P., Dickstein & Co., L.P., Dickstein Focus Fund L.P., Dickstein International, Limited and Mark Dickstein have filed a Schedule 13D and amendments thereto showing beneficial ownership of an aggregate of 1,209,170 shares. Of the 1,209,170 total shares owned beneficially, Dickstein & Co., L.P. owned beneficially 758,456 of such shares. Dickstein Focus Fund L.P. owned beneficially 86,095 of such shares and Dickstein International Limited owned beneficially 364,619 of such shares. Dickstein Partners, L.P. is the general partner of Dickstein & Co., L.P. and Dickstein Focus Fund L.P. Dickstein Partners Inc. is the general partner of Dickstein Partners, L.P. and is the advisor to Dickstein International Limited, Mark Dickstein is the President and sole director of Dickstein Partners Inc.

(3) FMR Corp. has filed a Schedule 13G showing beneficial ownership of 988,874 shares. FMR is a holding company one of whose principal assets is the capital stock of a wholly-owned subsidiary, Fidelity Management and Research Company ("Fidelity"). Fidelity provides investment advice to certain investment companies and funds. Fidelity Management and Trust Company("FMTC"), also a wholly-owned subsidiary of FMR and a bank, serves as a trustee or managing agent for various investment accounts and serves as investment advisor to certain funds. The Company believes that FMR, Fidelity and FMTC may be deemed a "group" as that term is used in Rule 13d-5(b) of the Exchange Act. FMR beneficially owns, through FMTC, 983,314 shares of Common Stock of the Company and beneficially owns, through Fidelity, 5,560 shares of Common Stock of the Company including 2,581 shares issuable upon conversion of 2,581 shares of the Company's Series A Preferred Stock.

(4) ML-Lee Acquisition Fund II, L.P. owns beneficially 521,048 shares of Common Stock, and ML-Lee Acquisition Fund (Retirement Accounts) II owns beneficially 278,245 shares of Common Stock. Thomas H. Lee Advisors II, L.P., as the investment advisor to both Funds, shares the power to vote and to direct the disposition of securities held by the Funds and therefore may be deemed to own beneficially the 799,293 shares of Common Stock owned beneficially in the aggregate by the Funds. Thomas H. Lee, who was the Chairman of the Board of the Company until July 5, 1995, is a general partner of both funds.

The following table sets forth as of March 20, 1996 the beneficial ownership of the Company's Common Stock and Series A Preferred Stock held by each director, the nominees for director, the current executive officers named in the Summary Compensation Table and directors and executive officers as a group. Each share of Series A Preferred Stock is immediately convertible into one share of Common Stock, and the Series A Preferred Stock has coextensive voting rights with the Common Stock.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------
            (CONTINUED)
            ----------

- --------------------------------------------------------------------------------
Title of       Name and Address       Amount and Nature     Percent    Percent
Class        of Beneficial Owner         of Beneficial        of          of
                                           Ownership         Class      Voting
                                                                       Stock (1)
- --------------------------------------------------------------------------------
Common        Chaim Y. Edelstein          25,000(2)            *          *

Common        Stanton J. Bluestone             0               *          *

Common        John W. Burden III               0               *          *

Common        Alan S. Cooper                   0               *          *

Common        Mark B. Dickstein        1,209,170(3)           12.1       10.9

Common        Samuel L. Katz                   0               *          *

Common        Gregory K. Raven           100,000(4)            1.0        *

Common        Kim D. Ahlholm               3,000(5)            *          *

Common        James E. Feldt               7,599(6)            *          *

Common        William K. Friend           29,245(7)(9)         *          *

Common        Directors and            1,374,014(8)(9)        13.8       12.4
              Executive Officers as
              a Group (10 Persons)
- --------------------------------------------------------------------------------

(1) Represents the shares of Common Stock and Series A Preferred Stock owned beneficially as a percentage of the aggregate of 9,976,635 shares of Common Stock and 1,108,346 shares of Series A Preferred Stock outstanding.

(2) Includes 20,000 shares of restricted stock. See section captioned "Restricted Stock Agreements" below.

(3) The shares listed are beneficially owned by the Dickstein Funds. Mark Dickstein is the President and sole director of Dickstein Partners Inc., and he may be deemed to beneficially own all the shares shown.

(4) Consists of restricted stock. See section captioned "Restricted Stock Agreements" below.

(5) Consists of stock options which are presently exercisable or will be exercisable within sixty (60) days.

(6) Consists of 99 shares of Common Stock and 7,500 presently exercisable stock options.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------
(CONTINUED)
- ----------

(7) Consists of 2,558 shares of Common Stock, 26,000 exercisable stock options and 687 shares issuable upon exercise of Series 1993 Warrants.

(8) Consists of 1,216,827 shares of Common Stock, 120,000 shares of restricted stock, 36,500 stock options which are presently exercisable or will be exercisable within sixty (60) days and 687 shares issuable upon exercise of Series 1993 Warrants.

(9) Although each Series 1993 Warrant is immediately exercisable for one share of Common Stock, each such Series 1993 Warrant is, at present, significantly "out of the money" ($30 per share exercise price versus $11.73 per share closing price on the New York Stock Exchange on March 29, 1996.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

At the June 1995 Annual Meeting, following a proxy contest, nominees of Dickstein Partners were elected to the Board of Directors. The Company reimbursed Dickstein Partners for, or directly paid, approximately $1.9 million in third-party fees and expenses incurred or committed to by Dickstein Partners in connection with the proxy contest and the related acquisition proposal of Dickstein Partners. This amount includes $1.0 million paid by the Company to the financial advisor of Dickstein Partners, in respect of the advisor's proposal to refinance the indebtedness of the Company accelerated as a result of the election of the Dickstein Partners nominees. In its proxy solicitation materials, Dickstein Partners declared its intention to seek reimbursement or payment of such fees and expenses, upon the election of its nominees. These costs are included in the Consolidated Statements of Operations in costs related to change in control. Due to the election of the new Board of Directors, the Company was required to offer to redeem all of the Senior Notes at 101% of par (see Note 8 of Notes to Consolidated Financial Statements) and on August 21, 1995, HDSC entered into a new $300 million secured revolving credit facility (see Note 7 of Notes to Consolidated Financial Statements).

In addition, a description of certain consulting agreements and employment contracts is incorporated by reference from the items entitled "Executive Compensation", "Employment Contracts" and "Compensation of Directors" in the proxy statement dated May 10, 1996 for the annual meeting of stockholders to be held June 18, 1996.

                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

(a)    Documents filed as part of this report:
1.   Financial statements

         Reports of Independent Auditors                                  F-1
         Consolidated Balance Sheets                                      F-3
         Consolidated Statements of Operations                            F-4
         Consolidated Statements of Cash Flows                            F-5
         Consolidated Statements of Common Shareholders' Equity           F-6
         Notes to Consolidated Financial Statements                       F-7

2.   Financial statement schedule

         I    Reports of Independent Auditors                             S-1
         II   Valuation and Qualifying Accounts                           S-3

Schedules other than these listed above are omitted because they are not required, not applicable, or the information is otherwise included in the financial statements.

3. Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to certain registration statements and periodic reports set forth in the footnotes following this exhibit list and are hereby incorporated by reference pursuant to Rule 411 promulgated under the Securities Act and Rule 24 of the Commission's Rules of Practice. The location of each document, so incorporated by reference, is indicated by footnote (the number in parentheses).

3.1(1)    Amended and Restated Certificate of Incorporation of the Company.

3.2(2)    Amended and Restated By-Laws of the Company.

4.1(3) Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred Stock of the Company.

4.2(4)    Form of Series 1993 Stock Right.

4.3(3)    Indenture relating to the Senior Notes Due 2003 of the Company.

4.4(5) First Supplemental Indenture dated as of January 1, 1995 to the Senior Note Indenture.

4.5(5) Second Supplemental Indenture dated as of August 1, 1995 to the Senior Note Indenture.

4.6(6) Third Supplemental Indenture dated as of January 15, 1996 to the Senior Note Indenture.

4.7(7) Series 1993 Warrant Agreement dated October 4, 1993 between the Company and Chemical Bank, as warrant agent.

4.8(8)   Rights Agreement dated as of August 16, 1994 between the Company and
          Chemical Bank, as Rights Agent.

4.9(8) Form of Certificate of the Voting Powers, Preferences and other designated attributes of Series B Participating Cumulative Preferred Stock of the Company (which is attached as Exhibit A to the Rights Agreement incorporated by reference as Exhibit 4.8 hereto).

4.10(8) Form of Right Certificate (which is attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.8 hereto).

10.1(5) Credit Agreement dated as of August 21, 1995 among Hills Stores Company, Hills Department Store Company, the Lenders named therein, Chemical Bank as Administrative Agent and Fronting Bank, and NatWest Bank, N.A., as Managing Agent.

10.2      First Amendment dated as of December 7, 1995 to the Credit Agreement.

10.3 Second Amendment and Consent dated as of January 12, 1996 to the Credit Agreement.

10.4(1)* Form of individual Employment Agreements dated September 30, 1994 with, respectively, Messrs. Bozic, Reen, Samuto, Smailes and Stevenish, accompanied by Schedule A from each individual agreement setting forth the office, term, compensation, etc., applicable to each such person.

10.5(5)*  Employment Agreement made as of July 6, 1995 with E. Jackson Smailes.

10.6(5)*  Employment Agreement made as of July 6, 1995 with William K. Friend.

10.7(9)*  Employment Agreement made as of August 16, 1995 with James E. Feldt.

10.8(9)* Resolution adopted by the Board of Directors of the Company relating to the consultant compensation of Chaim Y. Edelstein, a director.

10.9   *  Employment Agreement made as of February 7, 1996 with Gregory K.
          Raven.

10.10  *  Consulting Agreement made as of February 8, 1996 with Chaim Y.
          Edelstein.

10.11(4)* 1993 Incentive and Nonqualified Stock Option Plan.

10.12  *  1996 Directors Stock Option Plan.

10.13  *  Consulting Agreement dated December 26, 1995 with Samuel L. Katz.

11.1      Computation of earnings per share.

16(10)    Letter re: change in certifying accountant.

21        Subsidiaries.

23.1      Consent of Coopers & Lybrand L.L.P.

23.2      Consent of Deloitte & Touche LLP.

24        Powers of Attorney of directors and officers of the Company.

27       Financial Data Schedule.
__________________________
*  Executive Compensation Plans and Arrangements.

1. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 28, 1995.

2. Incorporated by reference from the Report on Form 8-K of the Company dated January 18, 1996.

3. Incorporated by reference from the Form 8-A of the Company filed on October 5, 1993.

4. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

5. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended July 29, 1995.

6. Incorporated by reference from the Report on Form 8-K of the Company dated January 15, 1996.

7. Incorporated by reference from the Report on Form 8-K of the Company dated October 4, 1993.

8. Incorporated by reference from the Report on Form 8-K of the Company dated August 23, 1994.

9. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended October 28, 1995.

10. Incorporated by reference from the Report on Form 8-K of the Company dated November 8, 1995.

(b)    Reports on Form 8-K:

1. A report on Form 8-K dated November 8, 1995 was filed by the Company, stating that a change in the Company's independent certifying accountants had occurred due to the resignation of Coopers & Lybrand L.L.P. The report noted Coopers & Lybrand L.L.P. did not issue any adverse or qualified opinions on the Company's financial statements for the preceding two fiscal years, nor did any disagreement arise prior to the resignation of Coopers & Lybrand L.L.P. which, if not resolved, would have required a comment in connection with its report. The Company also reported it has retained Deloitte & Touche LLP as its new independent certifying accountants.

2. A report on Form 8-K dated January 15, 1996 was filed by the Company, stating that the Company and the Trustee under the Senior Note Indenture executed the Third Supplemental Indenture which provides for (A) periodic increases in the interest rate on the Senior Notes, (B) the option of the Company to further defer to July 8, 1998, upon payment of a fee, its obligation to offer to redeem the Senior Notes, (C) a modification of the redemption offer obligation provision in respect to any future change in control event, (D) a modification of the Indenture's definition of "Consolidated Fixed Charge Coverage Ratio," and (E) further limitations upon the Company's ability to make payments with respect to its capital stock.

3. A report on Form 8-K dated January 18, 1996 was filed by the Company, stating that two amendments were made to the By-Laws of the Company concerning the nomination of persons for election to the Board of Directors of the Company and the presentation of business to be brought before the annual meeting of stockholders.

                                SIGNATURE

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on April 9, 1996.

                                              HILLS STORES COMPANY

                                              By: /s/William K. Friend
                                                  -----------------------
                                                  William K. Friend
                                                  Vice President - Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated in which they act for the Registrant and on the date indicated.

        *              Chairman of the Board of the
- ------------------     Company and Hills Department
Chaim Y. Edelstein     Store Company                             April 9, 1996

        *              Director, President and Chief
- ------------------     Executive Officer of the Company
Gregory K. Raven       and Hills Department Store Company
                       (Principal Executive Officer and
                       Principal Financial Officer)              April 9, 1996

        *              Director of the Company and
- ------------------     Hills Department Store Company            April 9, 1996
Mark B. Dickstein

        *              Director of the Company and
- ------------------     Hills Department Store Company            April 9, 1996
Stanton J. Bluestone

        *              Director of the Company and
- ------------------     Hills Department Store Company            April 9, 1996
Samuel L. Katz

        *              Director of the Company and
- ------------------     Hills Department Store Company            April 9, 1996
John W. Burden

        *              Director of the Company and
- ------------------     Hills Department Store Company            April 9, 1996
Alan S. Cooper

        *              Vice President-Controller of the
- ------------------     Company and Hills Department Store
Kim D. Ahlholm         Company (Principal Accounting
                       Officer)                                  April 9, 1996

*By: /s/ William K. Friend
     ---------------------
     William K. Friend
     Attorney-In-Fact

                      REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Hills Stores Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of Hills Stores Company and Subsidiaries as of February 3, 1996 and the related consolidated statements of operations, common shareholders' equity, and cash flows for the year then ended (the "1995 consolidated financial statements"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP




Boston, Massachusetts
March 14, 1996
(April 5, 1996 with respect to the
fifth paragraph of Note 8)

                      REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of Hills Stores Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Hills Stores Company and Subsidiaries as of January 28, 1995, and January 29, 1994, and the related consolidated statements of operations, cash flows and common shareholders' equity for the year ended January 28, 1995, the seventeen-week period ended January 29, 1994, and the thirty-five week period ended October 2, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hills Stores Company and Subsidiaries as of January 28, 1995, and January 29, 1994, and the consolidated results of its operations and its cash flows for the year ended January 28, 1995, the seventeen-week period ended January 29, 1994 and the thirty-five week period ended October 2, 1993 in conformity with generally accepted accounting principles.

On October 4, 1993, the Company emerged from reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. As described in Note 1 to the consolidated financial statements, the Company accounted for this reorganization and adopted "fresh-start reporting" as of October 2, 1993. As a result, the statement of operations for the year ended January 28, 1995, and for the seventeen-week period ended January 29, 1994, are not comparable to the Company's consolidated statements of operations for prior periods.


                                             Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 10, 1995

HILLS STORES COMPANY AND SUBSIDIARIES
____________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS
                                                             February 3,      January 28,
(dollars in thousands)                                          1996             1995
- --------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 18,058         $180,051
 Trade receivables, less allowance
  for doubtful accounts of $3,459 and $4,228                   25,187           23,471
 Inventories                                                  331,697          313,851
 Deferred tax asset (Note 17)                                  34,011           20,923
 Other current assets                                           5,352            4,743
                                                              -------          -------
   Total current assets                                       414,305          543,039

Property and equipment, net (Note 4)                          190,893          154,950
Property under capital leases, net (Note 9)                   113,785          124,108
Beneficial lease rights, net (Note 3)                           8,247            9,075
Other assets, net                                              15,746            6,380
Deferred tax asset (Note 17)                                    8,233           10,061
Reorganization value in excess of amounts allocable
 to identifiable assets, net (Notes 3 and 5)                  107,514          144,765
                                                              -------          -------
                                                             $858,723         $992,378
                                                              =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of capital leases (Note 9)                  $  5,732         $  6,121
 Accounts payable, trade                                       82,631           82,943
 Other accounts payable and accrued expenses (Note 6)         178,852          212,489
                                                              -------          -------
   Total current liabilities                                  267,215          301,553

Senior notes (Note 8)                                         160,000          160,000
Obligations under capital leases (Note 9)                     118,776          124,508
Financing obligation - sale/leaseback (Note 10)                25,169           25,169
Other liabilities                                               8,264           10,263

Commitments and contingencies (Note 19)                             -                -

Preferred stock, at mandatory redemption value (Note 12)       24,636           64,144

Common shareholders' equity (Notes 13 and 14):
 Common stock, 50,000,000 shares of $0.01 par value
   authorized, 9,982,842 and 10,804,784 shares issued and
   outstanding                                                    100              108
 Additional paid-in capital                                   209,563          229,967
 Retained earnings                                             45,000           76,666
                                                              -------          -------

   Total common shareholders' equity                          254,663          306,741
                                                              -------          -------

                                                             $858,723         $992,378
                                                              =======          =======

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       Successor Company
                                         ----------------------------------------------    Predecessor
                                           Fiscal Year    Fiscal Year                        Company
                                              Ended          Ended           Seventeen     Thirty-Five
                                           February 3,    January 28,       Weeks Ended    Weeks Ended
(in thousands, except per                     1996           1995           January 29,     October 2,
share amounts)                             (53 Weeks)     (52 Weeks)           1994           1993
- --------------------------------------------------------------------------------------------------------
                                                                                         ||
                                                                                         ||
Net sales                                  $1,900,104    $1,872,021           $772,685   ||   $992,848
Cost of sales                               1,384,421     1,340,221            549,651   ||    710,299
Selling and administrative expenses           399,934       390,397            138,360   ||    239,997
Depreciation and amortization                  31,297        26,662              7,920   ||     27,978
Amortization of reorganization                                                           ||
  value in excess of amounts                                                             ||
  allocable to identifiable assets              7,755         8,986              3,408   ||          -
Costs related to change in control             45,529             -                  -   ||          -
                                            ---------     ---------            -------   ||    -------
Operating earnings                             31,168       105,755             73,346   ||     14,574
                                                                                         ||
Other income (expense):                                                                  ||
 Capital lease interest                   (    14,066)  (    14,707)         (   5,029)  ||  (  10,284)
 Other interest (Note 1)                  (    35,431)  (    24,005)         (   8,112)  ||  (   3,364)
 Other income, net                              4,850         9,241              2,639   ||        231
                                            ---------    ----------            -------   ||    -------
   Total other expense                    (    44,647)  (    29,471)         (  10,502)  ||  (  13,417)
                                            ---------    ----------            -------   ||    -------
                                          (    13,479)       76,284             62,844   ||      1,157
Reorganization items, net                           -             -                  -   ||  (   9,242)
                                            ---------    ----------            -------   ||    -------
                                          (    13,479)       76,284             62,844   ||  (   8,085)
Income taxes (Note 17)                    (     3,187)  (    35,853)         (  26,609)  ||          -
                                            ---------    ----------            -------   ||    -------
                                          (    16,666)       40,431             36,235   ||  (   8,085)
Extraordinary gain on discharge                                                          ||
  of prepetition debt (Notes 1 and 17)              -             -                  -   ||    258,239
                                            ---------    ----------            -------   ||    -------
Net earnings (loss)                       (    16,666)       40,431             36,235   ||    250,154
                                                                                         ||
Preferred dividend requirements                     -             -                  -   ||  (   1,662)
                                            ---------    ----------            -------   ||    -------
Net earnings (loss) applicable to                                                        ||
  common shareholders                     ($   16,666)  $    40,431           $ 36,235   ||   $248,492
                                            =========    ==========            =======   ||    =======
Primary earnings (loss) per                                                              ||
  common share (Note 18):                                                                ||
    Earnings (loss) before                                                               ||
      extraordinary items                 ($     1.70)  $      2.87          $    2.58   ||  ($   0.49)
    Extraordinary gain on discharge                                                      ||
      of prepetition debt                           -             -                  -   ||      13.07
                                            ---------    ----------           --------   ||    -------
    Net earnings (loss) applicable to                                                    ||
      common shareholders                 ($     1.70)  $      2.87          $    2.58   ||   $  12.58
                                            =========    ==========           ========   ||    =======
                                                                                         ||
Fully-diluted earnings (loss)                                                            ||
  per common share (Note 18):                                                            ||
    Earnings (loss) before                                                               ||
      extraordinary items                 ($     1.66)  $      2.73          $    2.45   ||  ($   0.45)
    Extraordinary gain on discharge                                                      ||
      of prepetition debt                           -             -                  -   ||      11.75
                                            ---------    ----------           --------   ||    -------
 Net earnings (loss) applicable                                                          ||
   to common shareholders                 ($     1.66)  $      2.73          $    2.45   ||   $  11.30
                                            =========    ==========           ========   ||    =======

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Successor Company
                                            --------------------------------------------  Predecessor
                                             Fiscal Year    Fiscal Year                     Company
                                                Ended          Ended        Seventeen     Thirty-Five
                                              February 3,    January 28,   Weeks Ended     Weeks Ended
                                                 1996           1995        January 29,     October 2,
(in thousands)                                (53 Weeks)     (52 Weeks)        1994            1993
- -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   ||
                                                                                        ||
Net earnings (loss)                            ($ 16,666)    $ 40,431       $ 36,235    ||   $250,154
Adjustments to reconcile net earnings (loss)                                            ||
 to net cash provided by (used for) operating                                           ||
 activities before reorganization items:                                                ||
  Depreciation and amortization                   44,386       40,436         12,113    ||     28,780
  Gain on termination of pension plan                  -    (   4,479)             -    ||          -
  Decrease in deferred tax assets                                                       ||
   recognized through a reduction in                                                    ||
   reorganization value in excess of                                                    ||
   amounts allocable to identifiable assets        9,496       22,977         24,281    ||          -
  Increase in deferred tax assets              (  11,260)   (  30,984)             -    ||          -
  Decrease (increase) in accounts receivable                                            ||
   and other current assets                    (   2,325)   (     199)        12,513    ||  (  19,485)
  Decrease (increase) in inventories           (  17,846)      12,614         81,736    ||  ( 141,704)
  Increase (decrease) in accounts payable                                               ||
   and other accrued expenses                  (  11,881)      43,044      (  40,229)   ||     61,087
  Other, net                                   (   1,908)         772            308    ||      2,761
                                                --------     --------       --------    ||   --------
   Net cash provided by (used for) operating                                            ||
    activities before reorganization items     (   8,004)     124,612        126,957    ||    181,593
Reorganization items:                                                                   ||
  Decrease in liabilities subject                                                       ||
   to compromise                                       -            -              -    ||  (   6,274)
  Fresh-start revaluation                              -            -              -    ||      5,985
  Extraordinary gain on discharge of                                                    ||
   prepetition debt                                    -            -              -    ||  ( 258,239)
                                                --------     --------       --------    ||   --------
   Net cash provided by (used for)                                                      ||
    operating activities                       (   8,004)     124,612        126,957    ||  (  76,935)
                                                                                        ||
CASH FLOWS FROM INVESTING ACTIVITIES:                                                   ||
                                                                                        ||
  Capital expenditures                         (  56,714)   (  38,458)     (   3,070)   ||  (  27,162)
                                                                                        ||
CASH FLOWS FROM FINANCING ACTIVITIES:                                                   ||
                                                                                        ||
  Principal payments under capital                                                      ||
   lease obligations                           (   6,121)   (   5,529)     (   1,726)   ||  (   3,400)
  Proceeds from sale/leaseback financing               -       25,169              -    ||          -
  Cash distributions pursuant to the Plan                                               ||
   of Reorganization                           (   5,297)   (  14,419)     (  85,153)   ||  (   5,165)
  Shares repurchased per self-tender offer     (  75,000)           -              -    ||          -
  Deferred finance costs and                                                            ||
   other financing activities                  (  10,857)   (   1,373)     (     196)   ||  (   7,444)
                                                --------     --------       --------    ||   --------
   Net cash provided by (used for)                                                      ||
    financing activities                       (  97,275)       3,848      (  87,075)   ||  (  16,009)
                                                --------     --------       --------    ||   --------
Net increase (decrease) in cash and                                                     ||
 cash equivalents                              ( 161,993)      90,002         36,812    ||  ( 120,106)
                                                                                        ||
Cash and cash equivalents at                                                            ||
 beginning of period                             180,051       90,049         53,237    ||    173,343
                                                --------     --------       --------    ||   --------
Cash and cash equivalents at                                                            ||
 end of period                                  $ 18,058     $180,051       $ 90,049    ||   $ 53,237
                                                ========     ========       ========    ||   ========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                                                                                         Common
                                           Common Stock     Additional   Retained    Treasury Stock   Shareholders'
                                        ------------------    Paid-in    Earnings    --------------      Equity
(dollars in thousands)                    Shares    Amount    Capital    (Deficit)   Shares  Amount    (Deficit)
- -------------------------------------------------------------------------------------------------------------------
Predecessor Company balance
 - January 30, 1993                     19,784,078   $198    $ 65,215   ($248,492)    26,688   ($93)    ($183,172)

Preferred stock dividend requirements            -      -           -   (   1,662)         -      -     (   1,662)
Net earnings                                     -      -           -     250,154          -      -       250,154
Cancellation of Predecessor
 Company common stock                  (19,784,078) ( 198)  (  65,215)          -    (26,688)    93     (  65,320)
                                        ---------------------------------------------------------------------------
Predecessor Company balance
 - October 2, 1993                               -   $  -    $      -    $      -          -    $ -      $      -
                                        ===========================================================================

===================================================================================================================

Issuance of Successor Company
 common stock - October 2, 1993          9,000,000   $ 90    $193,910    $      -          -    $ -      $194,000

Net earnings                                     -      -           -      36,235          -      -        36,235
                                        ---------------------------------------------------------------------------

Successor Company balance
 - January 29, 1994                      9,000,000     90     193,910      36,235          -      -        230,235

Conversion of Preferred Stock            1,792,805     18      35,838           -          -      -         35,856
Exercise of Stock Options                   11,979      -         219           -          -      -            219
Net earnings                                     -      -           -      40,431          -      -         40,431
                                        ---------------------------------------------------------------------------

Successor Company balance
 - January 28, 1995                     10,804,784    108     229,967      76,666          -      -        306,741

Retirement of
  Common Stock (Note 20)               ( 3,000,000) (  30)  (  59,970)   ( 15,000)         -      -      (  75,000)
Conversion of Preferred Stock            1,975,400     20      39,488           -          -      -         39,508
Exercise of Stock Options
  and Warrants                               4,387      -          80           -          -      -             80
Exchange for Stock Rights (Note 14)        198,271      2   (       2)          -          -      -              -
Net loss                                         -      -           -    ( 16,666)         -      -      (  16,666)
                                        --------------------------------------------------------------------------
Successor Company balance
 - February 3, 1996                      9,982,842   $100    $209,563     $45,000          -      -       $254,663
                                        ==========================================================================

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7: "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Predecessor Company's other interest expense excluded contractual interest of $40.4 million for the thirty-five weeks ended October 2, 1993.

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

The Plan of Reorganization (the "POR") provided for the Predecessor Company to be dissolved and the Company to succeed to and assume the Predecessor Company's former status as a holding company by transferring to Hills Department Store Company, a newly formed operating subsidiary of the Company, all of the assets, property and interest of the Company as of the Effective Date. Prepetition claims and interests were cancelled in exchange for cash, senior notes, securities, warrants and rights which were less in value than the value of the allowed claims on and interests in the Predecessor Company and its subsidiaries; accordingly, the Predecessor Company recorded an extraordinary gain of $258.2 million related to the discharge of prepetition liabilities in the thirty-five week period ended October 2, 1993. The Consolidated Financial Statements presume full issuance of all common stock, preferred stock, stock rights and senior notes in accordance with the POR.

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

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  PRO FORMA COMBINING STATEMENTS OF OPERATIONS (CONTINUED)
    --------------------------------------------------------

PRO FORMA COMBINED FIFTY-TWO WEEKS ENDED JANUARY 29, 1994 (UNAUDITED)
(in thousands, except per share amounts)
                                        Successor      Predecessor                     Pro Forma
                                         Company         Company                       Combined
                                        Seventeen      Thirty-five                    Fiscal Year
                                       Weeks Ended     Weeks Ended                       Ended
                                       January 29,      October 2,      Pro Forma     January 29,
                                           1994            1993        Adjustments       1994
                                       ------------------------------------------------------------
 Net sales                              $772,685         $992,848       $      -       $1,765,533
 Cost of sales                           549,651          710,299              -        1,259,950
 Selling and administrative expenses     138,360          239,997              -          378,357
 Depreciation and amortization            11,328           27,978      (   4,545) (a)      34,761
                                       ------------------------------------------------------------
 Operating earnings                       73,346           14,574          4,545           92,465

 Capital lease interest                (   5,029)       (  10,284)           172  (b) (   15,141)
 Other interest                        (   8,112)       (   3,364)     (  11,662) (c) (   23,138)
 Other income, net                         2,639              231            822  (d)      3,692
                                       ------------------------------------------------------------
                                          62,844            1,157      (   6,123)         57,878
 Reorganization items:
  Professional fees                            -        (   6,045)         6,045  (e)          -
  Fresh-start revaluation                      -        (   5,985)         5,985  (e)          -
  Interest income                              -            2,788      (   2,788) (e)          -
                                       ------------------------------------------------------------
 Earnings (loss) before income taxes
  and extraordinary gain                  62,844        (   8,085)         3,119          57,878

 Income taxes                             26,609                -          1,228  (f)     27,837
                                       ------------------------------------------------------------
                                          36,235        (   8,085)         1,891          30,041

 Extraordinary gain on discharge of
  prepetition debt                             -          258,239      ( 258,239) (e)          -
                                       ------------------------------------------------------------
 Net earnings                             36,235          250,154      ( 256,348)         30,041

 Preferred dividend requirements               -        (   1,662)         1,662  (e)          -
                                       ------------------------------------------------------------
 Net earnings applicable to
  common shareholders                   $ 36,235         $248,492      ($254,686)      $  30,041
                                       ============================================================
 Primary earnings per share
  applicable to common
  shareholders                          $   2.58  (g)                                  $    2.14 (g)
                                       =========                                       =========
 Fully-diluted earnings per share
  applicable to common
  shareholders                          $   2.45  (g)                                  $    2.03 (g)
                                       =========                                       =========

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  PRO FORMA COMBINING STATEMENTS OF OPERATIONS (CONTINUED)
    --------------------------------------------------------

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BASIS OF REPORTING

The Company operates, through its wholly-owned subsidiary Hills Department
Store Company ("HDSC"), a chain of 164 discount department stores located in the Mid-Western and Mid-Atlantic regions of the United States. The consolidated financial statements since October 3, 1993, include the accounts of the Successor Company and its wholly-owned subsidiaries, and, through the period ended October 2, 1993 the accounts of the Predecessor Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain Predecessor Company amounts were reclassified to conform to the Successor Company presentation. The Company's fiscal year ends on the Saturday closest to January 31. For financial reporting purposes, fiscal 1993 has been segregated into two periods: the Successor Company seventeen weeks ended January 29, 1994 and the Predecessor Company thirty-five weeks ended October 2, 1993. Fiscal 1995 was a fifty-three week year, fiscal years 1994 and 1993 were fifty-two week years.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose cost approximates market value due to the short maturity of the investments.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ------------------------------------------------------

INVENTORIES

Inventories are valued using the retail method on the lower of last-in, first-out (LIFO) cost or market basis. In connection with fresh-start reporting, a new LIFO base layer was established based on inventory levels as of October 2, 1993. Since October 1993, LIFO cost has exceeded the cost of inventory on a first-in, first-out basis, accordingly, there has been no LIFO charge since emergence from Chapter 11.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets, which is twenty-seven and half years for buildings and range from five to eight years for machinery, furniture and fixtures. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the lease term, considering renewal options that are likely to be exercised, or the estimated useful life of the related asset. Leasehold improvements are amortized principally over a fifteen year period.

DEFERRED FINANCING COSTS

Net deferred financing costs of $11.1 million at February 3, 1996 and $3.4 million at January 28, 1995 are included in other assets and are being amortized on a straight-line basis over the estimated term of the related debt. Accumulated amortization of deferred financing costs was $2.8 million at February 3, 1996 and $5.5 million at January 28, 1995.

INTANGIBLE ASSETS

Beneficial lease rights are amortized using the straight-line method over the terms of the related leases. Accumulated amortization of beneficial lease rights was $1.9 million at February 3, 1996 and $1.1 million at January 28, 1995.

Reorganization value in excess of amounts allocable to identifiable assets is being amortized over twenty years on a straight-line basis. Accumulated amortization was $20.1 million at February 3, 1996 and $12.4 million at January 28, 1995 (See Notes 5 and 17).

Management plans to formally adopt Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of "("FAS 121") in fiscal 1996. The Company has not yet determined the effect of adopting FAS 121.

PREOPENING COSTS

Preopening costs consist of direct costs of opening a store and are charged to operations within the fiscal year that a new store opens.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ------------------------------------------------------

INTEREST CAPITALIZATION

The Company's policy is to capitalize interest incurred in connection with the construction of new stores. In fiscal 1995, the Company capitalized $452,000 of such interest.

USE OF MANAGEMENT'S ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates used in preparation of the consolidated financial statements include income tax liabilities (primarily those associated with the Company's emergence from bankruptcy), self-insurance reserves for worker's compensation and general liabilities, and the estimated useful life of intangible assets.

4.  PROPERTY AND EQUIPMENT
    ----------------------

The components of property and equipment are listed below (in thousands):
                                                     February 3,     January 28,
                                                        1996            1995
                                                    ------------     -----------
  Land                                               $  3,430         $  3,430
  Buildings                                            17,292           16,193
  Leasehold improvements                               50,899           40,401
  Machinery, furniture and fixtures                   156,658          111,280
  Improvements in progress                              2,919            3,430
                                                     --------         --------
                                                      231,198          174,734
  Accumulated depreciation and amortization         (  40,305)       (  19,784)
                                                     --------         --------
                                                     $190,893         $154,950
                                                     ========         ========

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS
    --------------------------------------------------------------------------

The activity for reorganization value in excess of amounts allocable to identifiable assets is presented below (in thousands):
                                                     February 3,     January 28,
                                                        1996            1995
                                                    ------------     -----------
  Beginning balance                                  $144,765         $176,728
    Amortization                                    (   7,755)       (   8,986)
    Tax benefit applied to reduce
      reorganization value in excess of
      amounts allocable to identifiable assets      (   9,496)       (  22,977)
    Reversal of liabilities established
      in fresh-start (see Note 6)                   (  20,000)               -
                                                     --------         --------
  Ending balance                                     $107,514         $144,765
                                                     ========         ========

6.  OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    -------------------------------------------

Significant components of other accounts payable and accrued expenses are presented below (in thousands):
                                                    February 3,    January 28,
                                                       1996           1995
                                                    -----------    -----------
 Accrued payroll and related costs                  $ 15,289        $ 27,193
 Self-insurance reserves                              28,083          26,961
 Accrued Chapter 11 and related
  reorganization costs                                11,316          31,417
 Accrued distribution payable
  pursuant to the POR                                  7,672          11,482
 Income taxes payable                                      -          20,895
 Other                                               116,492          94,541
                                                    --------        --------
                                                    $178,852        $212,489
                                                    ========        ========

In the fourth quarter of fiscal 1995, the Company determined that $20.0 million of liabilities established in fresh-start accounting for the purpose of relocating certain operations and facilities were no longer required, and, accordingly, these liabilities were reduced with a corresponding reduction in "Reorganization value in excess of amounts allocable to identifiable assets."

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  REVOLVING CREDIT AGREEMENT
    --------------------------

On August 21, 1995, in connection with the 1995 Change in Control (see Note 21), HDSC entered into a new $300 million secured revolving credit facility (the "Facility"), of which up to $100 million is available as a letter of credit facility. The Facility expires April 30, 1998 (or May 1, 1996 if the Company has not exercised its option by April 30, 1996 to extend by one year the Senior Note redemption offer or May 1, 1997 if the Company has not exercised its second option to extend the Senior Note redemption offer an additional year).
If the Company's Senior Notes (see Note 8) are refinanced on terms acceptable to the lenders the Facility will be automatically extended to April 30, 1998. Borrowings under the Facility are limited by a borrowing base, as defined, and bear interest, at the option of the borrower, at either of (1) the Adjusted London Interbank Offered Rate plus 2.75%, or (2) the highest of (a) the Chemical Bank's Prime Rate plus 1.75% (10.0% at February 3, 1996), (b) the Federal Funds Effective rate plus 2.25%, and (c) the Base CD Rate plus 2.75%. HDSC must pay commitment fees at an annual rate of 1/2% on the average daily unused portion of the commitment. HDSC must also pay letter of credit fees on the aggregate face amount of outstanding standby letters of credit at an annual rate equal to 2.75%, and on the face amount of outstanding trade letters of credit at an annual rate of 2.25%. The Facility is secured by a pledge of all of the capital stock of HDSC and an interest in all tangible and intangible assets of HDSC.
The Facility is guaranteed by the Company. The Facility also contains, among other restrictions, requirements regarding the maintenance of certain financial ratios, minimum net worth requirements, and provisions limiting: business combinations, the issuance of additional debt including capital lease obligations, the redemption and repurchase of common and preferred stock, the repurchase and prepayment of debt, the amount of rent expense, and the payment of dividends. In addition, the Facility also requires, on a date (the "Clean-Up Date") determined at the discretion of the Company between December 1 and April 1 of each year, HDSC to pay or prepay all of the outstanding loans and for a period of at least thirty consecutive days following the Clean-Up Date (the "Clean-Up Period"), HDSC shall have no direct borrowings outstanding under the Facility.

At February 3, 1996, the Company has maintained a Clean-Up Period of at least thirty consecutive days, had no direct borrowings under the Facility, and outstanding letters of credit totalled $31.1 million.

8.  SENIOR NOTES
    ------------

Pursuant to the POR, the Company is authorized to issue $160 million of unsecured redeemable 10.25% Senior Notes ("Senior Notes") due September 30, 2003. As of February 3, 1996, a total of approximately $2.5 million of Senior Notes remain to be issued pending resolution of prepetition claims and interests. Interest is payable semi-annually. The unsecured Senior Notes may be redeemed, at the option of the Company, at prices ranging from 104% at October 1, 1995, and declining by 1% on October 1 of each year to 100% at October 1, 1999 and thereafter. Principal amounts of $25 million are subject to mandatory redemption on March 31, 2002 and on March 31, 2003. The Senior Notes contain covenants which management believes are no more restrictive than the terms of the Facility.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  SENIOR NOTES (CONTINUED)
    -----------------------

The Senior Note Indenture (the "Indenture") was amended to permit the Company to enter into the self-tender as described in Note 20. In connection with obtaining this amendment, the holders of the Senior Notes were paid $2.2 million in the fourth quarter of fiscal 1994, which was included in other expense.

Under the terms of the Indenture, because of the election of the new Board of Directors, the Company was required to offer to redeem all of the Senior Notes at 101% of par. Effective August 1, 1995, the Indenture was amended to permit the Company to defer the Company's obligation to offer to redeem the Senior Notes until April 3, 1996, and, at the option of the Company, by giving notice on or before April 19, 1996 and upon the payment of an additional fee of $7.5 million, to further defer the offer to redeem obligation to April 5, 1997. In addition, the put price under the Indenture would be increased to 102% from 101% if no notice of redemption is mailed to Senior Note holders before January 1, 1997. The amendment also allowed the Company to increase the amount of its revolving credit facility from $225 million to $300 million. In connection with obtaining this amendment, the consenting holders of the Senior Notes were paid $6.0 million in August 1995, which has been included in costs related to change in control in the Consolidated Statements of Operations.

Effective January 15, 1996, the Indenture was again amended to permit the Company (upon payment to persons who then hold Senior Notes of a fee equal to 5.5% of the principal amount of such Senior Notes) to defer the redemption of the Senior Notes until July 8, 1998. The amendment also eliminates the obligation of the Company to offer to redeem the Senior Notes upon any future Change in Control Event, as defined, if such Change in Control Event results in an increase of at least $40 million in the capital of the Company and at least 50% of the Company's net proceeds therefrom are used to repurchase or redeem Senior Notes. In addition, the amendment modifies the definition of "Consolidated Fixed Charge Coverage Ratio" in order to exclude, for the purposes of determining the amount of indebtedness that the Company is permitted to incur, the effect of up to $43.3 million in non-recurring costs relating to the Company's change in control in July 1995. The amendment also imposes limitations upon the Company's ability to make payments with respect to its capital stock and increases the interest rate on the Senior Notes to 10.75% from January 13, 1996 through March 31, 1997, to 11.25% from April 1, 1997 to March 31, 1998 and thereafter by 1.00% on April 1 of each succeeding year.

The Company is proposing to offer in April 1996 $175.0 million principal amount of a new series of senior notes due 2003 (the "New Notes"). If the Company proceeds with the offering of the New Notes, it will offer to redeem the outstanding Senior Notes, using substantially all of the proceeds from the issuance of the New Notes. If the Company does not proceed with the offering of New Notes, it will pay the $7.5 million fee, as described above, to defer the redemption offer of the Senior Notes until April 5, 1997. As a result of the Company's intention to refinance the Senior Notes or to defer redemption of the Senior Notes until after fiscal 1996, the Company has classified the Senior Notes as long-term.

The estimated fair value of the Senior Notes of $152.8 million at February 3,

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  SENIOR NOTES (CONTINUED)
    -----------------------

1996 and $147.3 million at January 28, 1995 was based on quoted market prices in effect at that time.

In the fourth quarter of fiscal 1994, the Company determined that due to changing market conditions $9.6 million of liabilities included in "Other accounts payable and accrued expenses" related to a potential refinancing of the Senior Notes were no longer required, and in accordance with AICPA Practice Bulletin 11: "Accounting for Preconfirmation Contingencies in Fresh-Start Reporting," these liabilities were reversed and included in other income.

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

The composition of property under capital leases, net of accumulated amortization, is shown below (in thousands):
                                                    February 3,    January 28,
                                                        1996           1995
                                                    -----------     -----------
  Retail outlets                                     $131,408        $131,408
  Other                                                 6,476           6,476
                                                     --------        --------
                                                      137,884         137,884
  Accumulated amortization                          (  24,099)      (  13,776)
                                                     --------        --------
  Property under capital leases, net                 $113,785        $124,108
                                                     ========        ========

Consolidated rental expense under operating leases and rental expense based on sales in excess of predetermined levels under capital leases are presented below (in thousands):
                                               Successor Company                Predecessor
                                 -------------------------------------------      Company
                                  Fiscal Year    Fiscal Year     Seventeen      Thirty-five
                                    Ended           Ended       Weeks Ended     Weeks Ended
                                  February 3,    January 28,    January 29,      October 2,
                                     1996           1995           1994             1993
                                 -----------------------------------------------------------
  Capital leases:                                                           ||
   Rental based on sales           $ 1,251        $ 1,577        $   574    ||    $   843
  Operating leases:                                                         ||
   Minimum facility rentals         26,133         23,519          8,223    ||     16,501
   Equipment and other rentals      17,706         17,757          6,795    ||     10,820
   Rental based on sales             1,244          1,404            481    ||        702
                                   -------        -------        -------    ||    -------
  Consolidated rental                                                       ||
   expense                         $46,334        $44,257        $16,073    ||    $28,866
                                   =======        =======        =======    ||    =======

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  LEASE COMMITMENTS (CONTINUED)
    ----------------------------

Minimum future lease commitments under noncancelable leases in effect at
February 3, 1996 are listed below (in thousands):
                                    Capital         Operating
  Fiscal years:                      Leases          Leases          Total
                                   -----------------------------------------
     1996                          $ 19,111         $ 37,301       $ 56,412
     1997                            17,398           32,437         49,835
     1998                            16,971           29,987         46,958
     1999                            16,797           28,804         45,601
     2000                            16,797           27,690         44,487
     Thereafter                     179,810          169,634        349,444
                                   -----------------------------------------
  Minimum rental commitments        266,884         $325,853       $592,737
                                                    ========================
  Less amount representing
   interest                       ( 142,376)
                                   --------
  Present value of net minimum
   lease payments                   124,508
  Current portion                 (   5,732)
                                   --------
                                   $118,776
                                   ========

10.  SALE/LEASEBACK FINANCING
     ------------------------

During 1994, the Company obtained $25.2 million of financing, which includes transaction costs, for certain of its real properties through sale/leaseback arrangements. These transactions were accounted for as financings under which the property remains on the Company's books and continues to be depreciated. The related property is included in Property and equipment and has a net book value of $14.8 million at February 3, 1996. The leases, which have terms of ten years, require minimum annual rental payments of $4.3 million in 1996, $4.6 million in 1997, $5.2 million in 1998, $4.5 million in 1999, $4.6 million in 2000, $4.7 million on 2001 and a total of $13.6 million thereafter. The lease terms also include options to purchase some or all of the properties either at the end of the initial lease term or renewal periods at an amount not greater than the then current fair market value of the properties.

11.  EMPLOYEE BENEFITS
     -----------------

PENSION PLANS

The Company's Board of Directors authorized the termination, effective April 30, 1994, of the Company's pension plan. In connection with the termination of the pension plan, a participant's vested benefits were calculated based on all

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  EMPLOYEE BENEFITS (CONTINUED)
     ----------------------------

credited service, pension earnings, and contributions up to April 30, 1994. There was no asset reversion to the Company as plan assets in excess of benefit obligations, as adjusted for the termination of the plan, were allocated to participants. The settlement of the vested benefit obligation by the purchase of nonparticipating annuity contracts for, or the optional lump sum rollover to the 401(k) plan account for, each covered employee was completed in fiscal 1995. In the first quarter of fiscal 1994, the Company recorded a $4.5 million gain, which was included in selling and administrative expenses, related to the curtailment and settlement of the pension plan and the elimination of the related pension obligation.

Net pension expense included in the results of operations was $830,000 for the year ended January 28, 1995, $964,000 for the seventeen weeks ended January 29, 1994, and $1,645,000 for the thirty-five weeks ended October 2, 1993. The discount rate used in determining the actuarial present value of projected benefit obligations was 7.0% and the expected long-term rate of return on plan assets used in determining net pension expense was 8.0%.

In fiscal 1994, the Company adopted an expanded defined contribution 401(k) savings plan (the "401(k)") for employees meeting certain employment conditions. In addition to permitting employee contributions, the 401(k) plan provides for company matching contributions. Company matching contributions were $3.9 million in fiscal 1995 and $3.0 million in fiscal 1994.

OTHER

The Company accounts for postretirement benefits (such as health care) in accordance with Statement of Financial Accounting Standards No. 106: "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). This statement requires accrual of postretirement benefits during the years an employee provides services. Under FAS 106, the Company recognized expenses of $0.2 million in fiscal 1995, $0.4 million in fiscal 1994, and $0.3 million in fiscal 1993. The Company, consistent with the practice of the Predecessor Company, continues to fund benefit costs principally on a pay-as-you-go basis, with the retiree paying a portion of the costs. The status of the plan is as follows (in thousands):

                                                     February 3,    January 28,
                                                        1996           1995
                                                    -----------     -----------
  Accumulated postretirement
   benefit obligation for:
     Retirees                                         $   573         $   789
     Active employees                                   1,904           2,126
                                                      -------         -------
                                                        2,477           2,915
  Plan assets at fair value                                 -               -
                                                      -------         -------
  Funded status                                         2,477           2,915

  Unrecognized gain                                     1,294             959
                                                       ------          ------
  Accrued postretirement benefit cost                 $ 3,771         $ 3,874
                                                      =======         =======

                                     F-17

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  EMPLOYEE BENEFITS (CONTINUED)
     -----------------------------

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13.0% in fiscal 1995 (10.0% for Medicare eligible retirees); grading down to 5.0% (5.0% for Medicare eligible retirees) by fiscal 2002 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at the end of fiscal 1995 by $421,000 (or by 17%) and the service and interest cost by $36,400 (or by 12%). The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.5% in fiscal 1995 and 7% in fiscal 1994.


12.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
     -------------------------------------------------

The Company is authorized to issue 15,000,000 shares of preferred stock, par value of $0.10 per share. Pursuant to the POR, a total of 5,000,000 of such shares are authorized to be issued as payment and cancellation of prepetition liabilities and interests and designated as Hills Stores Series A Convertible Preferred Stock (the "Preferred Stock"). As of February 3, 1996, a total of 55,331 shares of the 5,000,000 shares of the Preferred Stock remain to be issued pending resolution of prepetition claims and interests. The Company may redeem, at its option prior to October 4, 2008, all or part of the outstanding shares of the Preferred Stock at $20 per share; and in any case shall redeem all outstanding shares of the Preferred Stock on October 4, 2008 at $20 per share. The Preferred Stock is convertible by the holders, at any time, into Hills Stores Common Stock ("Common Stock") at a rate of one share of Common Stock for each share of the Preferred Stock, subject to antidilution adjustments. Each holder of the Preferred Stock has one vote per share in the same class as the holders of Common Stock. The holders of the Preferred Stock are entitled to dividends when and if declared by the Board of Directors; however, dividend payments are restricted under the terms of the Facility and Senior Notes. The Company does not expect to pay dividends in the foreseeable future.

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

13.  HILLS STORES COMMON STOCK
     -------------------------

Pursuant to the POR, a total of 9,000,000 shares of Common Stock are authorized to be issued as payment for prepetition liabilities and cancellation of old preferred stock interests. As of February 3, 1996, a total of 64,233 shares of the 9,000,000 shares of Common Stock remain to be issued pending resolution of prepetition claims and interests. Each holder of Common Stock has one vote per share and is entitled to dividends when and if declared by the Board of Directors; however, dividend payments are restricted under the terms of the Facility and Senior Notes. The Company does not expect to pay dividends in the foreseeable future.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  HILLS STORES COMMON STOCK (CONTINUED)
     ------------------------------------

STOCK OPTION PLAN

As of the Effective Date, the Company established an incentive and nonqualified stock option plan (the "Option Plan") providing for the grant of nonqualified stock options or incentive stock options. The options are granted at prices greater than or equivalent to the market price of the Common Stock on the date of each grant. The options are subject to a five year vesting schedule with initial vesting beginning one year from the date of grant. A total of 1,053,763 shares of Common Stock were reserved for grants of options under the Option Plan as of the Effective Date. The Option Plan was amended in fiscal 1995 to allow participants, for a limited time, to exchange three existing options for two new options with an exercise price of $12.00.

Option activity for the period from October 3, 1993 to February 3, 1996 was as follows:
                                              Shares            Price Range
                                            ----------        ---------------
Outstanding at October 3, 1993                      -          $          -
 Granted                                      886,500           18.00-18.25
 Cancelled                                (    10,000)                18.25
                                           ----------

Outstanding at January 29, 1994               876,500           18.00-18.25
 Granted                                      191,000                 19.50
 Exercised                                (    11,979)                18.25
 Cancelled                                (    41,500)                18.25
                                           ----------

Outstanding at January 28, 1995             1,014,021           18.00-19.50
 Granted                                      183,000           12.00-16.38
 Exchanged November 4, 1995               (   335,200)          18.00-19.50
 Issued in Exchange
   on November 4, 1995                        223,464                 12.00
 Exercised                                (     4,300)                18.25
 Cancelled                                (   683,521)          18.00-19.50
                                           ----------
Outstanding at February 3, 1996               397,464          $12.00-18.25
                                           ==========

Exercisable options at February 3, 1996       231,894
                                           ==========

In January 1996, the Company adopted, subject to shareholder approval at the Company's June 1996 annual meeting, a stock option plan for non-employee members of the Board of Directors. The plan provides for an initial grant (in January 1996) of 4,000 options to each non-employee member of the Board of Directors with subsequent annual automatic grants of 2,000 options. All options are granted at prices greater than or equivalent to the market price

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  HILLS STORES COMMON STOCK (CONTINUED)
     -------------------------------------

STOCK OPTION PLAN (CONTINUED)

of the Common Stock on the date of each grant. The options are subject to a three year vesting schedule with vesting beginning from the date of the grant. A total of 250,000 shares of Common Stock are reserved for grants under the plan.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees. If the fair value provisions of FAS 123 are not adopted, the Company will be required to disclose the pro forma amounts of net earnings and earnings per share that would have been reported had these provisions been adopted. FAS 123 is required for the Company's fiscal year beginning February 4, 1996. The Company is evaluating whether or not it will adopt the recognition provisions of FAS 123 and has not yet determined the effect of adopting these provisions.

14.  SERIES 1993 STOCK RIGHTS
     ------------------------

Pursuant to the POR, Series 1993 Stock Rights (the "Stock Rights") were issued as of the Effective Date under Stock Right Agreements. Each Stock Right entitles the holder to acquire, at $0.01 per share, shares of Common Stock, subject to antidilution adjustments, as determined pursuant to a formula which is based on the Company's pro forma utilization of certain tax benefits as defined in the Stock Right Agreements. As of the Effective Date, 700,000 shares of Common Stock were reserved for issuance upon exercise of the Stock Rights. Shares under the Stock Right Agreements are not available for issuance until vested. During 1995, the Company repurchased 693,949 of its 700,000 outstanding stock rights in exchange for 198,271 shares of newly issued common stock. The aggregate par value of the newly issued common stock was reclassified from additional paid-in capital to common stock.

15.  SERIES 1993 WARRANTS
     --------------------

Pursuant to the POR, Series 1993 Warrants (the "Warrants") were issued as of the Effective Date. Each Warrant entitles the holder to purchase, subject to antidilution adjustments, one share of Common Stock at $30 per share. Initially, 432,990 shares of Common Stock were reserved for issuance upon exercise of the Warrants. The Warrants are callable by the Company at $.01 per Warrant at any time after October 4, 1998 if the average closing price of Common Stock, subject to antidilution adjustments, for a period of thirty consecutive trading days is equal to or greater than $35 per share. The Warrants expire on October 4, 2000. During fiscal 1995, 87 warrants were exercised.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  RIGHTS AGREEMENT
     ----------------

Pursuant to a Rights Agreement adopted on August 16, 1994, the Company declared a distribution of one purchase right (the "Right") for each share of Common Stock and Preferred Stock then outstanding. Each Right would initially entitle the holder to purchase, subject to adjustment, one one-thousandth share of the Company's Series B Participating Cumulative Preferred Stock, consisting of 55,000 shares authorized, $.10 par value per share, at an exercise price of $75 per one one-thousandth share. Each share of Common Stock and Preferred Stock issued after August 16, 1994 will also have one Right attached. The Rights expire August 16, 2004 and, under certain conditions, may be redeemed by the Company at a price of $.01 per Right. The Rights have no voting or dividend privileges and are not currently separable from the capital stock. The Rights would become exercisable if certain events occurred relating to a person or group (the "Acquiring Person") acquiring or attempting to acquire 15% or more of the outstanding shares of capital stock other than through a qualifying tender offer. Upon the occurrence of such an event, each Right (except the Rights beneficially owned by the Acquiring Person, which become null and void) entitles its holder to purchase for $75 the economic equivalent of Common Stock, or in certain circumstances, securities of the Acquiring Person, or its affiliate, worth twice as much. After there is an Acquiring Person, the Rights may be exchanged, at the election of the Company, for consideration per Right consisting of one-half of the securities that would otherwise be issuable at that time. The Rights Agreement was amended on October 20, 1995 to raise the ownership threshhold to 20%.

17.  INCOME TAXES
     ------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109: "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, deferred taxes are computed on the difference between the bases of assets and liabilities for tax reporting purposes and their corresponding bases for financial reporting purposes. Deferred tax assets, net of appropriate valuation reserves, may be recorded.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  INCOME TAXES (CONTINUED)
     ------------------------

Temporary differences and carryforwards which give rise to significant deferred tax assets and liabilities are as follows (in thousands):

                                      February 3, 1996        January 28, 1995
                                  Deferred     Deferred    Deferred     Deferred
                                     Tax         Tax          Tax         Tax
                                    Asset     Liability      Asset     Liability
                                  --------    ---------    --------    ---------
Net operating loss and
 tax credit carryforwards         $ 65,461   $      -      $ 63,391     $     -
  Capital lease obligations         51,584          -        54,393           -
  Assets under capital leases            -     47,141             -      51,679
  Accrued expenses                  33,281          -        30,683           -
  Beneficial lease rights           18,423          -        19,693           -
  Property and equipment                 -     19,942             -      17,257
  Financing obligation-sale/
   leaseback                        10,428          -        10,480           -
  Other                             18,908          -        19,534           -
                                   -------    -------       -------      ------
   Total deferred taxes            198,085     67,083       198,174      68,936
  Valuation allowance            (  88,758)         -     (  98,254)          -
                                   -------    -------       -------      ------
   Net deferred taxes             $109,327   $ 67,083      $ 99,920     $68,936
                                   =======    =======       =======      ======

The consummation of the POR resulted in a change in ownership for federal income tax purposes. As a result, the Company's ability to utilize its net operating loss and tax credit carryforwards is subject to an annual limitation of $16.8 million. For the year ended February 3, 1996, the Company generated a net operating loss for tax purposes of $5.1 million, which may be used without limitation to offset taxable income in future years. Total deferred tax assets as of February 3, 1996, include $88.8 million of deferred tax assets which arose before the Company's emergence from bankruptcy and which have been fully reserved. For financial reporting purposes, any reduction of the valuation allowance related to Predecessor Company deferred tax assets will not be credited to the tax provision, but instead will reduce reorganization value in excess of amounts allocable to identifiable assets.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  INCOME TAXES (CONTINUED)
     ------------------------

The Company's net operating loss and tax credit carryforwards at February 3,
1996 expire as follows (in thousands):
                                       Net Operating             Tax
                                          Losses               Credits
                                      ----------------------------------
  Fiscal years:

  2000                                   $      -             $   413
  2001                                          -                 797
  2002                                          -                 664
  2003                                          -               1,369
  2004                                        329               2,196
  2005                                          -               1,547
  2006                                     60,901                 949
  2007                                     56,848                 797
  2008                                     10,954                 944
  2009                                          -                   -
  2010                                      5,094                   -
                                      ----------------------------------
                                         $134,126             $ 9,676
                                      ==================================

The income tax provision in each of the periods presented reflects an effective tax rate that differs from the statutory federal income tax rate for those periods.

For net earnings (loss) from operations before extraordinary items, the table below reconciles the statutory federal income tax rate to the effective tax rate.

                                                                           Predecessor
                                           Successor Company                 Company
                                           -----------------                ---------
                                   Fiscal        Fiscal      Seventeen     Thirty-Five
                                 Year Ended    Year Ended   Weeks Ended    Weeks Ended
                                 February 3,   January 28,   January 29,     October 2,
                                    1996          1995          1994           1993
                                 ------------------------------------------------------
                                                                          ||
Statutory tax rate                 (35.0%)        35.0%        35.0%      ||  (35.0%)
State and local income taxes,                                             ||
 net of federal tax benefit          3.7           6.4          6.7       ||   (6.5)
Goodwill                            20.1           4.1          0.9       ||   11.9
Targeted jobs credit                                                      ||
 and other, net                      0.7           1.5         (0.3)      ||    2.2
Reorganization fees                    -             -            -       ||   26.2
Loss producing no current                                                 ||
 tax benefit                           -             -            -       ||    1.2
Change in control costs             34.2             -            -       ||      -
                                   -------       ------       ------      ||   -----
Effective tax rate                  23.7%         47.0%        42.3%      ||      -
                                   =======       ======       ======      ||   =====

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  INCOME TAXES (CONTINUED)
     ------------------------

The provision for income taxes consists of the following components
(in thousands):
                                                  Successor Company
                                                  -----------------
                                   Fiscal             Fiscal            Seventeen
                                 Year Ended         Year Ended         Weeks Ended
                                 February 3,         January 28,       January 29,
                                    1996                1995               1994
                                 -------------------------------------------------
Current provision:
  Federal                         $   227            $ 19,524           $      -
  State and local                      23               9,973              2,328
                                   ------             -------            -------
                                      250              29,497              2,328
Deferred provision:
  Federal                        (  9,986)          (  23,393)                 -
  State and local                (  1,274)          (   7,591)                 -
                                   ------             -------            -------
                                 ( 11,260)          (  30,984)                 -
Tax benefit applied to
 reduce reorganization value
 in excess of amounts allocable
 to identifiable assets            14,197              37,340             24,281

                                   ------             -------            -------
Total taxes                       $ 3,187            $ 35,853           $ 26,609
                                   ======             =======            =======

As stated in Note 1, the Company recorded an extraordinary gain of $258.2 million on the extinguishment of debt for financial reporting purposes in the third quarter of fiscal 1993. Because the debt was discharged pursuant to the Chapter 11 filing, the Company did not record any income tax expense on the gain from the extinguishment of the debt in the period ended October 2, 1993.

The Internal Revenue Service is currently auditing the years of fiscal 1991, 1992, and 1993. The audit has not progressed to a stage where an accurate estimate of its impact can be determined.

18.  EARNINGS PER SHARE
     ------------------

Primary earnings per share of the Successor Company was computed based on the weighted average number of common and common equivalent shares assumed to be outstanding during each period. Such shares amounted to 9,809,675, 14,105,498 and 14,056,470 for fiscal 1995, fiscal 1994, and the seventeen weeks ended January 29, 1994, respectively. If primary earnings per share were calculated as if all conversions of preferred stock which occurred during the period took place at the beginning of such period, the net loss per share would have been

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  EARNINGS PER SHARE (CONTINUED)
     -----------------------------

$1.66 for fiscal 1995. Fully-diluted earnings per share for each period also assumes, any shares of Preferred Stock actually converted in the period were done so at the beginning of such period and, if the effect is dilutive, the exercise of the Stock Rights. Such shares amounted to 10,029,442, 14,831,568 and 14,794,492 for fiscal 1995, fiscal 1994, and the seventeen weeks ended January 29, 1994, respectively. Exercise of the Warrants is not assumed as their exercise would be antidilutive. The weighted average number of shares reflects all shares of common and preferred stock intended to be issued in accordance with the POR.

Primary earnings per share of the Predecessor Company for the thirty-five weeks ended October 2, 1993 was computed using the weighted average common and common equivalent shares outstanding of 19,757,390. Fully-diluted earnings per share for the period assumes the conversion of the 11% Convertible Junior Subordinated Debentures. Fully-diluted weighted average common and common equivalent shares amounted to 21,981,683.

19.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

On September 11, 1995, the Company and HDSC filed a suit in the Court of Chancery of the State of Delaware against the former members of the Board of Directors (the "Former Directors") of the Company. That action seeks, among other things, recovery of damages caused by the breach by the Former Directors of their fiduciary duties to shareholders arising from the refusal of the Former Directors to approve the July 5, 1995 change in control (see Note 21). On October 10, 1995 the defendants filed a motion to dismiss this suit. That motion is presently pending.

The Company and HDSC also filed suit against Smith Barney, Inc. on September 11, 1995 in the New York State Supreme Court for the County of New York, seeking damages for losses, as stated in the complaint, caused by the gross negligence of this firm in rendering financial advice to the Company's Former Directors in the breach of their fiduciary duties. On October 30, 1995, Smith Barney, Inc. served a motion to dismiss this suit. That motion is presently pending.

On August 7, 1995, in the Court of Chancery of the State of Delaware, Gayle Dolowich, Ivan J. Dolowich and Joseph Weiss filed a class action lawsuit against the seven new directors of the Company elected at the annual meeting, Dickstein Partners Inc. and the Company. On November 3, 1995, the plaintiffs amended their complaint to include a shareholders derivative cause of action against the Former Directors for breach of their fiduciary duties to the Company and its shareholders. In the amended complaint, the plaintiffs claim that in connection with the effort by Dickstein Partners Inc. to solicit proxies in support of the election of its nominees to be directors of the Company, Dickstein Partners Inc. issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. The plaintiffs seek an order nullifying the election of directors and declaring there has been "no change of control" of the Company. The derivative cause of action seeks damages against the Former Directors.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
     ----------------------------------------

On January 19, 1996 in the same Delaware Chancery Court, Peter M. Fusco filed a substantially similar class action and shareholder derivative suit against the parties named in the above identified Dolowich suit. The plaintiff made the same claims and seeks the same remedies as are made and sought in the Dolowich suit. The Former Directors have filed motions to dismiss the derivative actions in both the Dolowich and Fusco suits. These motions are presently pending.

The Company is also involved in various suits and claims in the ordinary course of business. The Company is also actively resolving certain disputed prepetition claims related to the POR. Management does not believe that the disposition of such suits and claims will have a material adverse effect upon the continuing operations and financial position of the Company.

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

21.  CHANGE IN CONTROL
     -----------------

On July 5, 1995, following a proxy contest in connection with the annual meeting of shareholders held on June 23, 1995, nominees of Dickstein Partners were certified as being elected to the Board of Directors. The Company reimbursed Dickstein Partners for, or directly paid, approximately $1.9 million in third-party fees and expenses incurred or committed to by Dickstein Partners in connection with the proxy contest and the related acquisition proposal of Dickstein Partners. This amount includes $1.0 million paid by the Company to the financial advisor of Dickstein Partners, in respect of the advisor's proposal to refinance the indebtedness of the Company accelerated as a result of the election of the Dickstein Partners nominees. In its proxy solicitation materials, Dickstein Partners declared its intention to seek reimbursement or payment of such fees and expenses, upon the election of its nominees. These costs are included in the Consolidated Statements of Operations in costs related to change in control. Due to the election of the new Board of Directors, the Company was required to offer to redeem all of the Senior Notes at 101% of par (see Note 8) and on August 21, 1995, HDSC entered into a new $300 million secured revolving credit facility (see Note 7).

In connection with the change in control, the Company recognized $45.5 million in expense, including $31.0 million related to severance and retirement

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  CHANGE IN CONTROL (CONTINUED)
     ----------------------------

payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and approximately 20 associates of the Company, $6.0 million paid to holders of the Senior Notes, and legal and other miscellaneous change in control costs.


22.  STATEMENTS OF CASH FLOWS
     ------------------------

Supplemental disclosures of cash flow information are presented in the table below:
                                                 Successor Company                 Predecessor
                                   --------------------------------------------      Company
                                    Fiscal Year    Fiscal Year     Seventeen       Thirty-five
                                      Ended           Ended       Weeks Ended      Weeks Ended
                                    February 3,    January 28,    January 29,      October 2,
(in thousands)                         1996           1995           1994              1993
                                   ------------------------------------------------------------
NONCASH INVESTING AND                                                         ||
 FINANCING ACTIVITIES:                                                        ||
                                                                              ||
 Issuance of senior notes           $      -       $       -      $160,000    ||    $      -
 Issuance of preferred stock               -               -       100,000    ||           -
 Cancellation of preferred stock           -               -             -    ||      33,143
 Preferred stock conversions                                                  ||
  to common stock                     39,508           35,856            -    ||           -
 Issuance of common stock                                                     ||
  and stock rights                         -                -      194,000    ||           -
 Cancellation of common stock              -                -            -    ||      65,413
 Capital lease obligations, net            -                -        1,450    ||           -
 Preferred stock accretion                 -                -            -    ||       1,662
                                                                              ||
CASH PAID (RECEIVED):                                                         ||
                                                                              ||
 Reorganization related                                                       ||
  professional fees                        -                -        6,618    ||       2,407
 Interest                             38,655           34,731        5,662    ||      12,074
 Income taxes                         17,877            8,562        2,848    ||       1,317
 Interest received on available                                               ||
  cash due to the Chapter 11                                                  ||
  proceedings                              -                -            -    ||   (   2,643)


HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

(in thousands,                         First       Second       Third       Fourth
except per share amounts)             Quarter      Quarter     Quarter(1)   Quarter(1)(2)
                                     ----------------------------------------------------
FISCAL 1995
Net sales                            $362,862     $389,424     $448,033     $699,785
                                     ========     ========     ========     ========
Gross profit                         $101,310     $100,741     $124,694     $188,938
                                     ========     ========     ========     ========
Net earnings (loss) applicable to
 common shareholders                ($  4,337)   ($ 45,170)    $ 22,441     $ 10,400
                                     ========     ========     ========     ========
Primary earnings (loss) per
 share applicable to common
 shareholders                       ($   0.45)   ($   4.66)    $   2.01     $   0.93
                                     ========     ========     ========     ========
Fully-diluted earnings (loss) per
 share applicable to common
 shareholders                       ($   0.42)   ($   4.64)    $   1.98     $   0.93
                                     ========     ========     ========     ========

                                       First       Second       Third       Fourth
                                      Quarter      Quarter     Quarter      Quarter
                                     ---------------------------------------------------
FISCAL 1994
Net sales                            $365,597     $375,632     $457,212     $673,580
                                     ========     ========     ========     ========
Gross profit                         $100,334     $106,459     $135,621     $189,386
                                     ========     ========     ========     ========
Net earnings (loss) applicable to
 common shareholders                ($  2,362)   ($  3,597)    $ 12,923     $ 33,467
                                     ========     ========     ========     ========
Primary earnings (loss) per
 share applicable to common
 shareholders                       ($   0.25)   ($   0.36)    $   0.91     $   2.37
                                     ========     ========     ========     ========
Fully-diluted earnings (loss) per
 share applicable to common
 shareholders                       ($   0.25)   ($   0.36)    $   0.87     $   2.26
                                     ========     ========     ========     ========

(1) The Company reclassified $7.2 million before taxes, of change in control costs from its previously announced fiscal 1995 fourth quarter results to the third quarter. The effect of the change is to decrease third quarter net earnings by $3.0 million, or $0.27 per share on a primary basis, and to increase fourth quarter net earnings by $3.0 million, or $0.27 per share on a primary basis, from the amounts previously reported.

(2) Net earnings in the fourth quarter of fiscal 1995 include $11.0 million of additional income tax expense resulting from a change in the estimated annual effective tax rate.

                        INDEPENDENT AUDITORS' REPORT

We have audited the consolidated financial statements of Hills Stores Company and Subsidiaries as of February 3, 1996 and for the year then ended, and have issued our report thereon dated March 14, 1996; (April 5, 1996 with respect to the fifth paragraph of Note 8) such consolidated financial statements and report are included elsewhere in this Form 10-K.

Our audit also included the consolidated financial statement schedule of Hills Stores Company and Subsidiaries for the year ended February 3, 1996, listed in
Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP



Boston, Massachusetts
March 14, 1996
(April 5, 1996 with respect to the
fifth paragraph of Note 8)

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Hills Stores Company and Subsidiaries:

Our report on the consolidated financial statements of Hills Stores Company and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 24 of this Form 10-K for the year ended January 28, 1995, the seventeen-week period ended January 29, 1994 and the thirty-five week period ended October 2, 1993.

In our opinion, this financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                              Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 10, 1995

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Year Ended February 3, 1996, the Fiscal Year Ended January 28,
1995, the Seventeen Weeks Ended January 29, 1994 and the Thirty-five Weeks
Ended October 2, 1993
                                                    Additions
                                      Balance at    Charged to     Deductions                Balance at
                                      Beginning      Cost and         from                     End of
(in thousands)                        of Period      Expense        Reserves      Other        Period
- -------------------------------------------------------------------------------------------------------
SUCCESSOR COMPANY
- -----------------

FISCAL YEAR ENDED FEBRUARY 3, 1996:

Allowance for doubtful accounts       $4,228        $1,010         ($1,779)      $    -        $3,459
                                      ======        ======          ======       ======         =====

FISCAL YEAR ENDED JANUARY 28, 1995:


Allowance for doubtful accounts       $5,497        $  866         ($2,135)      $    -        $4,228
                                       =====         =====           =====        =====         =====

SEVENTEEN WEEKS ENDED JANUARY 29, 1994:


Allowance for doubtful accounts       $9,420        $   73         ($3,996)      $    -        $5,497
                                       =====         =====           =====        =====         =====

=======================================================================================================

PREDECESSOR COMPANY
- -------------------


THIRTY-FIVE WEEKS ENDED OCTOBER 2, 1993:


Allowance for doubtful accounts       $4,591        $1,433         ($2,216)      $5,612 (1)    $9,420
                                       =====         =====           =====        =====         =====



(1)  Represents fresh-start adjustments.


                                 EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K


Exhibit                          Title
- -------                          -----

10.2            First Amendment dated as of December 7, 1995 to the Credit
                Agreement

10.3 Second Amendment and consent dated as of January 12, 1996 to the Credit Agreement

10.9            Employment Agreement made as of February 7, 1996 with
                Gregory K. Raven

10.10           Consulting Agreement made as of February 8, 1996 with
                Chaim Y. Edelstein

10.12           1996 Directors Stock Option Plan

10.13           Consulting Agreement dated December 26, 1995 with
                Samuel L. Katz

11.1            Computation of earnings per share

21              Subsidiaries

23.1            Consent of Coopers & Lybrand L.L.P.

23.2            Consent of Deloitte & Touche LLP

24 Powers of Attorney of directors and officers of the Company

27              Financial Data Schedule