Form 10-Q
period 1996-05-04
HILLS STORES CO /DE/
filed 1996-06-06
CIK 786877

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 4, 1996


- -----   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____


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

     The number of shares of common stock outstanding as of May 27, 1996 was 10,192,540 shares.

                      HILLS STORES COMPANY AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION



FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of May 4, 1996,
     February 3, 1996, and April 29, 1995                                 3

     Condensed Consolidated Statements of Operations for the
     Quarters Ended May 4, 1996 and April 29, 1995                        4

     Condensed Consolidated Statements of Cash Flows for the Quarters
     Ended May 4, 1996 and April 29, 1995                                 5

     Notes to Condensed Consolidated Financial Statements                 6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                 8


                           PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                                10

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                 10

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                Proforma
                                                  May 4,       May 4,    February 3,  April 29,
(in thousands)                                    1996         1996         1996         1995
- ------------------------------------------------------------------------------------------------
                                              (unaudited)   (unaudited)              (unaudited)
                                                (Note 4)
ASSETS
Current assets:
   Cash and cash equivalents                  $  7,885      $   12,665    $ 18,058     $  6,360
   Cash restricted to redemption
     of senior notes (Note 4)                        -         153,762           -           -
   Accounts receivables, net                    28,203          28,203      25,187       28,782
   Inventories                                 410,330         410,330     331,697      400,328
   Deferred tax asset                           34,011          34,011      34,011       20,923
   Other current assets                          5,735           5,735       5,352        5,002
                                              --------      ----------    --------     --------
      Total current assets                     486,164         644,706     414,305      461,395

Property and equipment, net                    182,096         182,096     190,893      166,741
Property under capital leases, net             109,610         109,610     113,785      121,524
Beneficial lease rights, net                     7,782           7,782       8,247        8,868
Other assets, net                               20,530          22,223      15,746        5,176
Deferred tax asset                               8,233           8,233       8,233       10,061
Reorganization value in excess of amounts
   allocable to identifiable assets, net       105,158         105,158     107,514      142,826
                                              --------      ----------    --------     --------
                                              $919,573      $1,079,808    $858,723     $916,591
                                              ========      ==========    ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Senior notes subject to
     redemption (Note 4)                      $      -      $  154,725    $      -     $      -
   Current portion of capital leases             5,732           5,732       5,732        6,121
   Borrowings under the revolving
     credit facility                            43,000          43,000           -            -
   Accounts payable, trade                     108,984         108,984      82,631      126,353
   Other accounts payable and accrued
     expenses                                  154,332         157,844     178,852      174,192
                                              --------      ----------    --------     --------
       Total current liabilities               312,048         470,285     267,215      306,666

Long-term senior notes (Note 4)                195,000         195,000     160,000      160,000
Long-term obligations under capital leases     117,148         117,148     118,776      123,037
Financing obligation - sale/leaseback           25,169          25,169      25,169       25,169
Other liabilities                                7,536           7,536       8,264       10,098

Commitments and contingencies                        -               -           -            -

Preferred stock, at mandatory redemption
   value (Note 2)                               21,498          21,498      24,636       27,482

Common shareholders' equity                    241,174         243,172     254,663      264,139
                                              --------      ----------    --------     --------
                                              $919,573      $1,079,808    $858,723     $916,591
                                              ========      ==========    ========     ========


See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Quarter Ended
                                                  ------------------------
(unaudited)                                       May 4,         April 29,
(in thousands, except per share amounts)           1996            1995
- --------------------------------------------------------------------------

Net sales                                       $370,248         $362,862
Cost of sales                                    270,985          261,552
Selling and administrative expenses              102,710           97,896
Amortization of reorganization value in
  excess of amounts allocable to
  identifiable assets                              1,521            1,938
Impairment of long-lived assets (Note 5)          11,706                -
                                                --------         --------
Operating earnings (loss)                        (16,674)           1,476

Interest expense, net                            (13,266)          (9,492)
                                                --------         --------
Loss before income taxes                         (29,940)          (8,016)

Income tax benefit                                15,202            3,679
                                                --------         --------
Net loss                                        $(14,738)        $( 4,337)
                                                ========         ========



Primary loss per share (Note 3)                 $  (1.45)        $  (0.45)
                                                ========         ========
Fully-diluted loss per share (Note 3)           $  (1.45)        $  (0.42)
                                                ========         ========



See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Quarter Ended
                                                          ---------------------
(unaudited)                                               May 4,      April 29,
(in thousands)                                             1996         1995
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $ (14,738)    $  (4,337)
Adjustments to reconcile net loss to net cash used
    for operating activities:
  Depreciation and amortization                            8,822         7,248
  Amortization of deferred financing costs                 1,860         1,253
  Amortization of reorganization value in excess
    of amounts allocable to indentifiable assets           1,521         1,938
  Loss on disposal of fixed assets                           329            23
  Impairment of long-lived assets                         11,706             -
  Increase in accounts receivable and other
    current assets                                        (3,399)       (5,570)
  Increase in inventories                                (78,633)      (86,477)
  Increase in other accounts payable and accrued
    expenses                                               5,345         6,227
  Other, net                                                  79           100
                                                       ---------     ---------
      Net cash used for operating activities             (67,108)      (79,595)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                      (6,573)      (16,316)
                                                       ---------     ---------
      Net cash used for investing activities              (6,573)      (16,316)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of 12 1/2% Senior Notes           195,000             -
Fees incurred with the issuance of
  12 1/2% Senior Notes                                    (8,100)            -
Redemption of 10.25% Senior Notes                         (5,275)            -
Cash restricted to redemption of
  10.25% Senior Notes                                   (153,762)            -
Borrowings under revolving credit facility, net           43,000             -
Shares repurchased in self-tender                              -       (75,000)
Principal payments under capital lease obligations        (1,628)       (1,471)
Cash distributions pursuant to the Plan of
  Reorganization                                          (1,081)       (1,613)
Other financing activities                                   134           304
                                                       ---------     ---------
      Net cash provided by (used for)
        financing activities                              68,288       (77,780)
                                                       ---------     ---------
Net decrease in cash and cash equivalents                 (5,393)     (173,691)

Cash and cash equivalents at beginning of period          18,058       180,051
                                                       ---------     ---------
Cash and cash equivalents at end of period             $  12,665     $   6,360
                                                       =========     =========

See Notes to Condensed Consolidated Financial Statements


HILLS STORES COMPANY AND SUBSIDIARIES
- ------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles nor those normally made in the Company's annual Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The fourth quarter of each fiscal year provides the most significant portion of the Company's annual sales and most of its operating earnings, with operating earnings particularly concentrated in the Christmas selling season.

2.   HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
     -------------------------------------------------

During the quarter ended May 4, 1996, 156,912 shares of the Company's Series A Convertible Preferred Stock ($20 par value) were converted to the Company's Common Stock on a share for share basis.

3.   EARNINGS PER SHARE
     ------------------

Primary loss per share of the Company for the quarters ended May 4, 1996 and April 29, 1995 was computed based on the weighted average number of common shares assumed to be outstanding during the periods of 10,165,710 and 9,665,659 shares, respectively. Fully-diluted loss per share for the quarters ended May 4, 1996 and April 29, 1995 was computed based on the weighted average number of common shares assumed to be outstanding during the periods of 10,165,710 and 10,399,194 shares, respectively.

4.   SENIOR NOTES
     ------------

On April 19, 1996 the Company issued $195 million of unsecured 12 1/2% Senior Notes (the "New Senior Notes") due 2003. The New Senior Notes are noncallable, guaranteed by all the subsidiaries of the Company, with interest payable semiannually. The New Senior Notes contain covenants regarding limitations on debt incurrence and the issuance of preferred stock. Separate financial statements of the Company's subsidiary guarantors have not been provided because
(1) the subsidiary guarantors constitute all of the Company's direct and indirect subsidiaries, (2) they have fully and unconditionally guaranteed the New Senior Notes on a joint and several basis, (3) their aggregate assets, liabilities, earnings and equity are substantially equivalent to those of the

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   SENIOR NOTES (CONTINUED)
     ------------------------

Company on a consolidated basis, and (4) separate financial statements are not deemed to be material to investors. Additionally, both the terms of the Company's revolving credit facility and the New Senior Notes limit the ability of the subsidiary's to pay dividends.

In connection with this sale of New Senior Notes, on April 19, 1996 the Company offered to redeem by May 20, 1996, all of its outstanding 10.25% Senior Notes (the "Old Senior Notes") due 2003 at a redemption price equal to 101% of the principal amount, plus accrued interest, with $159.1 million of the proceeds from the New Senior Notes placed in escrow for this purpose. As of May 4, 1996 and May 20, 1996, the Company had redeemed $5.3 million and $155.0 million, respectively, of the Old Senior Notes with a portion of the proceeds from the New Senior Notes. In May 1996, the Company called for the mandatory redemption of all of the outstanding Old Senior Notes at the indenture-specified price of 104% of principal, plus accrued interest. As a result of these transactions, the Company will recognize an extraordinary after-tax loss for early extinguishment of debt of approximately $2.0 million in its second fiscal quarter. The extraordinary loss includes the redemption premiums and the write-off of the related deferred financing costs.

The pro forma balance sheet reflects the assumed redemption of that portion of the Old Senior Notes still outstanding at May 4, 1996 plus redemption premiums and accrued interest.

5.   IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that the carrying value of long-lived tangible and certain intangible assets be evaluated periodically in relation to the operating performance and estimated future cash flows of the underlying assets. In accordance with FAS 121, the Company recognized a pre-tax charge of $11.7 million, $6.8 million after tax, or $0.67 per share, in the first quarter of fiscal 1996 to reduce the carrying value of certain of its long-lived tangible and intangible assets to their estimated fair market value.

6.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     ---------------------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123: "Accounting for Stock-Based Compensation," ("FAS 123") which is effective for the Company's fiscal year beginning February 4, 1996. FAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require the recognition of compensation expense based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation expense based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

HILLS STORES COMPANY AND SUBSIDIARIES
- ------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MAY 4, 1996 COMPARED WITH
      QUARTER ENDED APRIL 29, 1995

The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.

Sales increased 2.0% compared with the same period in 1995. This increase was primarily due to the opening of ten new stores during fiscal 1995. Sales increases across all hardlines categories, particularly in areas associated with the home and electronics, were partially offset by continued weakness in apparel sales. Comparable store sales of stores open for a full fiscal year decreased by 1.7%.

Cost of sales as a percentage of sales was 73.2% in the first quarter of 1996 compared with 72.1% in the first quarter of 1995. The decrease in gross margin percentage of 1.1% was due to competitive pricing pressures across all lines of business, particularly in the hardlines categories, and from a shift in mix in sales towards lower margin hardlines categories.

Selling and administrative expenses, including depreciation and other occupancy expenses, as a percentage of sales were 27.7% compared with 27.0% in 1995, a 0.7% increase. The increase was due primarily to higher costs associated with the new stores and the decline in sales at existing stores.

See Note 5 of the Notes to Condensed Consolidated Financial Statements regarding the charge for the impairment of long-lived assets.

Interest expense, net was $13.3 million in the first quarter of 1996 compared with $9.5 million in the same period of 1995. This $3.8 million increase was due primarily to the net effect of a decline in interest income due to lower average invested balances and higher borrowings on the revolving credit facility, and increased interest expense on the 12 1/2% Senior Notes (see Note 4 of Notes to Condensed Consolidated Financial Statements).

The effective tax rate was 50.8% in the first quarter of fiscal 1996 compared with a rate of 45.9% in the first quarter of fiscal 1995. The increase in the rate was due to an increase in the relationship between non-deductible amortization of reorganization value and the related expected pre-tax earnings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $27.3 million from February 3, 1996, primarily due to $35.0 million of net additional proceeds received from the issuance of long-term senior notes (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Net cash used for operating activities was $67.1 million for the quarter ended May 4, 1996, compared with a use of $80.0 million for the same period last year,

HILLS STORES COMPANY AND SUBSIDIARIES
- ------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

a decrease of $12.9 million. This use of cash in both periods was primarily due to the seasonal nature of the Company's business. In addition, the prior year's use of cash reflected the impact of inventory required for five new stores.

Net cash used for investing activities was $6.6 million compared with $16.3 million in the first quarter of 1995, a $9.7 million decrease. This decrease was due to the Company substantially completing its chainwide remodeling in fiscal 1995. In addition, the prior year's use of cash reflected the impact of opening five new stores. During fiscal year 1996, capital expenditures, primarily for store remodeling and information technology upgrades, are expected to approximate $35 million, with one new store opening.

On April 19, 1996 the Company issued $195 million of unsecured 12 1/2% Senior Notes (the "Senior Notes") due 2003 and the Company offered to redeem by May 20, 1996 all of its outstanding 10.25% Senior Notes (the "Old Senior Notes") due 2003 at a redemption price equal to 101% of the principal amount, plus accrued interest. In May 1996, the Company called for the mandatory redemption of all outstanding Old Senior Notes at the indenture-specified price of 104% of principal, plus accrued interest. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Net cash provided by financing activities was $68.3 million in the first quarter of fiscal 1996 compared with a use of $77.8 million in the same period a year ago, a $146.1 million increase. The difference was due to $27.8 million in net proceeds received from the issuance of long-term debt in excess of the debt it refinanced, a $43.0 million increase in borrowings under the revolving credit facility, and the prior year payment of $75.0 million related to the Company's self-tender offer (see Note 20 of Notes to Consolidated Financial Statements in the Company's Annual Report for the year ended February 3, 1996 filed on Form 10-K). During the first quarter of fiscal 1996, average borrowings under the revolving credit facility were $27.4 million at an average interest rate of 8.6%. There were no direct borrowings under the revolving credit facility in the first quarter of fiscal 1995.

Management believes that amounts available under the Company's current borrowing agreements, together with cash from operations, will enable the Company to fund its current liquidity and capital expenditure requirements.

The terms of the Company's revolving credit facility and the New Senior Notes limit the ability of the Company's subsidiary's to pay dividends. Any or all of the restrictions, limitations or contingencies under the revolving credit facility and the Senior Notes Indeture, as well as the Company's leverage, could adversely affect the Company's ability to obtain additional financing in the future, to make capital expenditures, to effect store expansions, to make acquisitions, to take advantage of business opportunities that may arise, and to withstand adverse general economic and retail industry conditions and increased competitive pressures. Retail suppliers and their factors monitor carefully the financial performance of retail companies such as the Company, and may reduce credit availability quickly upon learning of actual or perceived deterioration in the financial condition or results of operations of a retail company.

                        PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
- ------       -----------------

In respect to the previously reported suit filed by the Company and HDSC against Smith Barney, Inc., the court dismissed the Complaint on April 1, 1996. On May 9, 1996, the Company filed a Motion for Renewal or Re-argument in connection with the dismissal of the Complaint. At the same time the Company filed in the Appellate Division a Notice of Appeal of the trial court's dismissal of the Complaint.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
- ------       --------------------------------

a.           The following documents are filed as part of this report:

3.1(1)       Amended and Restated Certificate of Incorporation of the Company.

3.3(2)       Amended and Restated By-Laws of the Company.

4.1(3) Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred Stock of the Company.

4.2(4)       Form of Series 1993 Stock Right.

4.3(3)       Indenture relating to the 10.25% Senior Notes Due 2003 of the
             Company.

4.4(5) First Supplemental Indenture dated as of January 1, 1995 to the Senior Note Indenture.

4.5(5) Second Supplemental Indenture dated as of August 1, 1995 to the Senior Note Indenture.

4.6(6) Series 1993 Warrant Agreement dated October 4, 1993 between the Company and Chemical Bank, as warrant agent.

4.7(6) Rights Agreement dated as of August 16, 1994 between the Company and Chemical Bank, as Rights Agent.

4.8(7) Form of Certificate of the Voting Powers, Preferences and other designated attributes of Series B Participating Cumulative Preferred Stock of the Company (which is attached as Exhibit A to the Rights Agreement incorporated by reference as Exhibit 4.7 hereto).

4.9(7) Form of Right Certificate (which is attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.7 hereto).

4.10         Indenture relating to the 12 1/2% Senior Notes due 2003 of the
             Company.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (continued)
- -------      --------------------------------------------

4.11 Registration Rights Agreement, dated as of April 19, 1996, relating to the 12 1/2% Senior Notes due 2003 of the Company.

4.12 Purchase Agreement, dated April 17, 1996, relating to the 12 1/2% Senior Notes due 2003 of the Company.

10.1(5) Credit Agreement dated as of August 21, 1995 among Hills Stores Company, Hills Department Store Company, the Lenders named therein, Chemical Bank as Administrative Agent and Fronting Bank, and NatWest Bank, N.A., as Managing Agent.

10.2(8)      First Amendment dated as of December 7, 1995 to the Credit
             Agreement.

10.3(8) Second Amendment and Consent dated as of January 12, 1996 to the Credit Agreement.

10.4 *(8)    Employment Agreement made as of February 7, 1996 with Gregory K.
             Raven.

10.5(8)*     Consulting Agreement made as of February 8, 1996 with Chaim Y.
             Edelstein.

10.6(5)*     Employment Agreement made as of July 6, 1995 with William K.
             Friend.

10.7*        Employment Agreement made as of March 25, 1996 with James E. Feldt.

10.8 Third Amendment and Consent dated as of April 16, 1996 to the Credit Agreement dated as of August 21, 1995 among Hills Stores Company, Hills Department Store Company, the Lenders named therein, Chemical Bank as Administrative Agent and Fronting Bank, and NatWest Bank, N.A., as Managing Agent.

11           Statements regarding computation of per share earnings.

16(9)        Letters re: change in certifying accountant.

27           Financial Data Schedule.

- ---------------------

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

6. Incorporated by reference from the Report on Form 8-K of the Company dated October 4, 1993.

7. Incorporated by reference from the Report on Form 8-K of the Company dated August 23, 1994.

8. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 3, 1996.

9. Incorporated by reference from the Report on Form 8-K of the Company dated November 8, 1995.


b.           Reports on Form 8-K

A report on Form 8-K dated April 5, 1996 was filed by the Company, stating that the Company proposed to offer $175,000,000 principal amount of new Senior Notes in a registration exempt transaction, with substantially all of the proceeds to be used to redeem its outstanding 10.25% Senior Notes. (On April 19, 1996, the Company sold $195 million of new Senior Notes due 2003 and proceeds were applied on or before May 20, 1996 to the purchase of $155 million of the 10.25% Senior Notes.)

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HILLS STORES COMPANY



          Date:  June 5, 1996               /s/ C. Scott Litten
                                            -------------------
                                            C. Scott Litten
                                            Executive Vice President-
                                            Chief Financial Officer



          Date:  June 5, 1996               /s/ Kim D. Ahlholm
                                            -------------------
                                            Kim D. Ahlholm
                                            Vice President - Controller
                                            and Principal Accounting Officer

                                  EXHIBIT INDEX


                     Pursuant to Item 601 of Regulation S-K


Exhibit                             Title
- -------                             -----

4.10            Indenture relating to the 12 1/2% Senior Notes due 2003 of the
                Company.

4.11 Registration Rights Agreement, dated as of April 19, 1996, relating to the 12 1/2% Senior Notes due 2003 of the Company.

4.12 Purchase Agreement, dated April 17, 1996, relating to the 12 1/2% Senior Notes due 2003 of the Company.

10.7            Employment Agreement made as of March 25, 1996 with James E.
                Feldt.

10.8 Third Amemdment and Consent dated as of April 16, 1996 to the Credit Agreement dated as of August 21, 1995 among Hills Stores Company, Hills Department Store Company, the Lenders named therein, Chemical Bank as Administrative Agent and Fronting Bank, and NatWest Bank, N.A., as Managing Agent.

11              Statements regarding computation of earnings per share.

27              Financial Data Schedule.