Form 10-Q
period 1996-08-03
HILLS STORES CO /DE/
filed 1996-09-17
CIK 786877

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 3, 1996


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

    Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

    The number of shares of common stock outstanding as of September 5, 1996 was 10,207,388 shares.


                   HILLS STORES COMPANY AND SUBSIDIARIES

                             TABLE OF CONTENTS
                             -----------------

                      PART I - FINANCIAL INFORMATION



FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets as of August 3, 1996,
     February 3, 1996, and July 29, 1995                                    3

     Condensed Consolidated Statements of Operations for the
     Thirteen and Twenty-six Weeks Ended August 3, 1996
     and July 29, 1995                                                      4

     Condensed Consolidated Statements of Cash Flows for the
     Twenty-six Weeks Ended August 3, 1996 and July 29, 1995                5

     Notes to Condensed Consolidated Financial Statements                   6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                         9


                        PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                                 13

ITEM 2:  CHANGES IN SECURITIES                                             13

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                  14

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
                                           August 3,    February 3,   July 29,
(in thousands)                               1996          1996         1995
- -------------------------------------------------------------------------------
                                         (unaudited)               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $  23,374    $  22,898     $  18,963
  Accounts receivable, net                    50,077       25,187        48,915
  Inventories                                458,094      331,697       442,565
  Deferred tax asset                          34,011       34,011        20,923
  Current income taxes                        29,907            -        20,261
  Other current assets                         6,318        5,352         6,231
                                          ----------    ---------    ----------
     Total current assets                    601,781      419,145       557,858

Property and equipment, net                  184,439      190,893       181,654
Property under capital leases, net           109,619      113,785       118,941
Beneficial lease rights, net                   7,581        8,247         8,661
Other assets, net                             19,691       15,746         8,187
Deferred tax asset                             8,233        8,233        10,061
Reorganization value in excess of amounts
   allocable to identifiable assets, net     103,648      107,514       140,887
                                          ----------    ---------    ----------
                                          $1,034,992    $ 863,563    $1,026,249
                                          ==========    =========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $    6,428    $   5,732    $    6,121
  Borrowings under revolving
     credit facility                          95,000            -       115,000
  Accounts payable, trade                    150,459       87,471       141,380
  Other accounts payable and accrued
     expenses                                175,969      178,852       201,661
                                           ---------    ---------    ----------
       Total current liabilities             427,856      272,055       464,162

Long-term senior notes (Note 4)              195,000      160,000       160,000
Long-term obligations under capital leases   117,309      118,776       121,525
Financing obligations -
  sale/leaseback (Note 5)                     35,119       25,169        25,169
Other liabilities                              7,304        8,264         8,935

Commitments and contingencies                      -            -             -

Preferred stock, at mandatory redemption
  value (Note 2)                              21,421       24,636        25,716

Common shareholders' equity                  230,983      254,663       220,742
                                          ----------    ---------    ----------
                                          $1,034,992    $ 863,563    $1,026,249
                                          ==========    =========    ==========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       Thirteen Weeks Ended        Twenty-six Weeks Ended
                                       --------------------        ----------------------

(unaudited)                            August 3,   July 29,        August 3,     July 29,
(in thousands, except per                1996        1995            1996         1995
 share amounts)
- -----------------------------------------------------------------------------------------
Net sales                              $388,600    $389,424        $758,848     $752,286
Cost of sales                           290,909     288,683         561,894      550,235
Selling and administrative
  expenses                              103,767     105,574         206,477      203,468
Amortization of reorganization
  value in excess of amounts
  allocable to identifiable assets        1,510       1,939           3,031        3,878
Costs related to change in control            -      43,292               -       43,292
Impairment of long-lived assets
  (Note 6)                                    -           -          11,706            -
                                       --------    --------        --------     --------
Operating loss                        (   7,586)  (  50,064)      (  24,260)   (  48,587)

Interest expense, net                 (  15,466)  (  11,688)      (  28,732)   (  21,181)
                                       --------    --------        --------     --------
Loss before income taxes              (  23,052)  (  61,752)      (  52,992)   (  69,768)

Income tax benefit                       12,731      16,582          27,933       20,261
                                       --------    --------        --------     --------
Loss before extraordinary loss        (  10,321)  (  45,170)      (  25,059)   (  49,507)

Extraordinary loss on extinguishment
  of debt, net (Note 4)               (   2,046)          -       (   2,046)           -
                                       --------    --------        --------     --------
Net loss                              ($ 12,367)  ($ 45,170)      ($ 27,105)   ($ 49,507)
                                       ========    ========        ========     ========




Primary loss per share (Note 3):
Before extraordinary loss             ($   1.01)  ($   4.66)      ($   2.45)   ($   5.11)
Extraordinary loss                    (     .20)          -       (     .20)           -
                                       --------    --------        --------     --------
Net loss                              ($   1.21)  ($   4.66)      ($   2.65)   ($   5.11)
                                       ========    ========        ========     ========
Fully-diluted loss per share
  (Note 3):
Before extraordinary loss             ($   1.01)  ($   4.64)      ($   2.45)   ($   4.90)
Extraordinary loss                    (     .20)          -       (     .20)           -
                                       --------    --------        --------     --------
Net loss                              ($   1.21)  ($   4.64)      ($   2.65)   ($   4.90)
                                       ========    ========        ========     ========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Twenty-Six Weeks Ended
                                                     --------------------------
(unaudited)                                          August 3,         July 29,
(in thousands)                                         1996              1995
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            ($ 27,105)       ($  49,507)
Adjustments to reconcile net loss to net
    cash used for operating activities:
  Depreciation and amortization                        17,616            14,890
  Amortization of deferred financing costs              3,812             2,099
  Extraordinary loss on extinguishment of debt          2,046                 -
  Amortization of reorganization value in
    excess of amounts allocable to
    identifiable assets                                 3,031             3,878
  Loss on disposal of fixed assets                        797                45
  Impairment of long-lived assets                      11,706                 -
  Increase in accounts receivable and other
     current assets                                 (  25,856)       (   26,932)
  Increase in inventories                           ( 126,397)       (  128,714)
  Increase in accounts payable and other
     accrued expenses                                  60,652            46,663
  Increase in income taxes                          (  28,456)       (   20,261)
  Other, net                                        (     321)              182
                                                     --------         ---------
     Net cash used for operating activities         ( 108,475)       (  157,657)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              (  17,667)       (   36,080)
                                                     --------         ---------
     Net cash used for investing activities         (  17,667)       (   36,080)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of 12 1/2% Senior Notes        195,000                 -
Fees incurred with the issuance of
  12 1/2% Senior Notes                              (   8,100)                -
Redemption of 10.25% Senior Notes                   ( 160,000)                -
Payment of debt premium                             (   1,749)                -
Borrowings under revolving credit facility, net        95,000           115,000
Shares repurchased per self-tender offer                    -        (   75,000)
Fixture and equipment financings                       12,639                 -
Principal payments under capital lease obligations  (   3,460)       (    2,983)
Cash distributions pursuant to the Plan
  of Reorganization                                 (   1,620)       (    1,615)
Other                                               (   1,092)       (    2,753)
                                                     --------         ---------
     Net cash provided by financing activities        126,618            32,649
                                                     --------         ---------
Net increase (decrease) in cash and
  cash equivalents                                        476        (  161,088)

Cash and cash equivalents at beginning of period       22,898           180,051
                                                     --------         ---------
Cash and cash equivalents at end of period           $ 23,374         $  18,963
                                                     ========         =========

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

2.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
    -------------------------------------------------

During the twenty-six weeks ended August 3, 1996, 160,738 shares of the Company's Series A Convertible Preferred Stock ($20 par value) were converted to the Company's Common Stock on a share for share basis.

3.  EARNINGS PER SHARE
    ------------------

Primary loss per share for the thirteen week periods ended August 3, 1996 and July 29, 1995 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,263,118 and 9,699,128 shares, respectively. Fully-diluted loss per share for the thirteen week periods ended August 3, 1996 and July 29, 1995 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,263,118 and 9,730,370 shares, respectively.

Primary loss per share for the twenty-six week periods ended August 3, 1996 and July 29, 1995 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,214,414 and 9,682,708 shares, respectively. Fully-diluted loss per share for the twenty-six week periods ended August 3, 1996 and July 29, 1995 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,214,414 and 10,108,912 shares, respectively.

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

4.  SENIOR NOTES (CONTINUED)
    ------------------------

unconditionally guaranteed by all the subsidiaries of the Company, with interest payable semiannually. The New Senior Notes contain covenants regarding limitations on debt incurrence and the issuance of preferred stock. Separate financial statements of the Company's subsidiary guarantors have not been provided because (1) the subsidiary guarantors constitute all of the Company's direct and indirect subsidiaries, (2) they have fully and unconditionally guaranteed the New Senior Notes on a joint and several basis, (3) their aggregate assets, liabilities, earnings and equity are substantially equivalent to those of the Company on a consolidated basis, and (4) separate financial
statements are not deemed to be material to investors.   Additionally, both the
terms of the Company's revolving credit facility and the New Senior Notes limit the ability of the subsidiaries to pay dividends.

In connection with the sale of the New Senior Notes, the Company offered to redeem all of its outstanding 10.25% Senior Notes due 2003 (the "Old Senior Notes") at a redemption price equal to 101% of principal, plus accrued interest, with $159.1 million of the proceeds from the New Senior Notes placed in escrow for this purpose. On May 20, 1996, the Company redeemed approximately $155 million of its approximately $157.5 million Old Senior Notes. On July 1, 1996, the Company redeemed the approximately $2.5 million Old Senior Notes which remained outstanding following the May 20, 1996 redemption at the indenture specified price of 104% of principal plus accrued interest. In addition, on June 28, 1996 the Company deposited, in trust, funds sufficient to redeem, upon issuance, approximately $2.5 million Old Senior Notes yet to be issued under the terms of the Company's 1993 plan of reorganization. As a result of these transactions, the Company recognized an extraordinary after-tax loss for early extinguishment of debt of $2.0 million, or $0.20 per share, in the second fiscal quarter. The extraordinary loss includes the redemption premiums and the write-off of the related deferred financing costs.

5.  FINANCING OBLIGATIONS - SALE/LEASEBACK
    --------------------------------------

During June 1996, the Company obtained $2.7 million of financing for certain of its fixed assets through a sale/leaseback arrangement. The lease, which has been accounted for as a capital lease, has a term of 42 months and requires minimum annual rental payments of $0.5 million in 1996, $0.9 million in 1997, $0.9 million in 1998, and $0.8 million in 1999.

During July 1996, the Company obtained $10.0 million of financing, which includes transaction costs, for certain of its fixed assets through a sale/ leaseback arrangement. This transaction was accounted for as a financing under which the property remains on the Company's books and continues to be depreciated. The related property is included in Property and equipment and has a net book value of $57.7 million at August 3, 1996. The lease, which has a term of five years, requires minimum annual rental payments of $0.6 million in 1996, $2.1 million in 1997, $3.2 million in 1998, $3.2 million in 1999,
$3.2 million in 2000 and $1.6 million in 2001. The lease term also includes a bargain purchase option to purchase all of the assets at the end of the initial lease term.

HILLS STORES COMPANY AND SUBSIDIARIES
- ------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  IMPAIRMENT OF LONG-LIVED ASSETS
    -------------------------------

Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that the carrying value of long-lived tangible and certain intangible assets be evaluated periodically in relation to the operating performance and estimated future cash flows of the underlying assets. In accordance with FAS 121, in the first quarter of fiscal 1996, the Company recognized a pre-tax charge of $11.7 million ($7.2 million after tax, or $0.70 per share on a fully-diluted basis) for the twenty-six weeks ended August 3, 1996, to reduce the carrying value of certain of its long-lived tangible and intangible assets to their estimated fair market value.

7.  ACCOUNTING FOR STOCK-BASED COMPENSATION
    ---------------------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123: "Accounting for Stock-Based Compensation," ("FAS 123") which is effective for the Company's fiscal year beginning February 4, 1996. FAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of compensation expense based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation expense based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compenstion awards to employees and will disclose the required pro forma effect on net income and earnings per share.

8.  CHANGE IN CONTROL
    -----------------

On July 5, 1995, following a proxy contest in connection with the annual meeting of shareholders held on June 23, 1995, nominees of Dickstein Partners, Inc. were certified as being elected to the Board of Directors (see Note 21 of Notes to Consolidated Financial Statements in the Company's Annual Report for the year ended February 3, 1996 on Form 10-K). Costs related to the July 5, 1995 change in control were $43.3 million. These costs consist of $33.8 million for severance and retirement payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and approximately 20 associates, $6.0 million paid to holders of the Senior Notes, and legal and other miscellaneous change in control costs.

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 3, 1996 COMPARED WITH
QUARTER ENDED JULY 29, 1995

The following discussion, as well as other portions of this document, includes certain statements which are or may be construed as forward looking about the Company's business, sales and expenses, and operating and capital requirements. Any such statements are subject to risks that could cause the actual results or requirements to vary materially.

Sales decreased 0.2% compared with the same period in fiscal 1995. The decrease was primarily due to increased competition in the Company's primary market areas and weak sales across all apparel categories, offset by incremental sales increases in 1996 from the Company's ten new stores and by sales increases in most hardlines categories, particularly in the back-to-school areas and candy. Comparable store sales of stores open for a full fiscal year decreased by 3.6%.

Cost of sales as a percentage of sales was 74.9% in fiscal 1996 compared with 74.1% in the second quarter of 1995. The decrease in gross margin percentage of 0.8% was primarily due to a decrease in selling prices of selected merchandise caused by continued competitive pressures across all lines of business and, to a lesser extent, a shift in sales towards lower margin categories.

Selling and administrative expenses, including depreciation and other occupancy expenses, as a percentage of sales were 26.7% compared with 27.1% in 1995, a 0.4% decrease. This decrease was due to the Company's continued emphasis on cost control, particularly in payroll and payroll related areas, partially offset by additional depreciation expense on a higher fixed asset base as a result of the Company's remodeling and expansion program in 1995.

See Note 8 of the Notes to Condensed Consolidated Financial Statements regarding the charge for the July 5, 1995 change in control.

Interest expense, net, was $15.5 million in the second quarter of 1996 compared with $11.7 million in the same period of 1995. This $3.8 million increase was due primarily to the increased interest expense related to the refinancing of the 10.25% Senior Notes with a new issue of 12 1/2% Senior Notes (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

The effective tax rate was 55.2% in the second quarter of fiscal 1996 compared with a rate of 26.9% in the second quarter of fiscal 1995. The increase in the rate results principally from approximately $27.0 million in non-deductible expenses associated with the prior year change in control.

The after-tax extraordinary loss of $2.0 million in 1996 represented the early extinguishment of debt related to the refinancing and redemption of the 10.25% Senior Notes (see Note 4 of the Notes to Condensed Consolidated Financial Statements). This amount included redemption premiums and the write-off of the related deferred financing costs.

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 COMPARED WITH
TWENTY-SIX WEEKS ENDED JULY 29, 1995

Sales increased 0.9% compared with the same period in 1995. This increase was primarily due to opening ten new stores during fiscal 1995. Sales increases across most hardlines categories, particularly in candy and stationery, were partially offset by weak sales across all softlines categories. Comparable store sales of stores open for a full fiscal year decreased by 2.7%.

Cost of sales as a percentage of sales was 74.0% in fiscal 1996 compared with 73.1% in fiscal 1995. The decrease in gross margin percentage of 0.9% was primarily due to a decrease in selling prices of selected merchandise caused by continued competitive pressures across all lines of business and, to a lesser extent, a shift in sales towards lower margin categories.

Selling and administrative expenses, including depreciation and other occupancy expenses, as a percentage of sales were 27.2% in fiscal 1996 compared with 27.0% in fiscal 1995. The increase of 0.2% was primarily due to additional depreciation expense on a higher fixed asset base as a result of the Company's remodeling and expansion program and the decline in sales at the existing stores, offset by savings in payroll and payroll related areas as a result of the Company's continued emphasis on cost control.

See Note 8 of the Notes to Condensed Consolidated Financial Statements regarding the charge for the July 5, 1995 change in control.

See Note 6 of the Notes to Condensed Consolidated Financial Statements regarding the charge for the impairment of long-lived assets.

Interest expense, net, was $28.7 million in fiscal 1996 compared to $21.2 million in fiscal 1995. The $7.5 million increase was primarily due to incremental interest expense on the 12 1/2% Senior Notes, and increased net interest expense on working capital borrowings due to an increase in average borrowings in fiscal 1996 compared to fiscal 1995.

The Company's effective tax rate was 52.7% in fiscal 1996 compared with a rate of 29.0% in fiscal 1995. The increase in the rate results principally from approximately $27.0 million in non-deductible expenses associated with the prior year change in control.

The after-tax extraordinary loss of $2.0 million in 1996 represented the early extinguishment of debt related to the refinancing and redemption of the 10.25% Senior Notes (see Note 4 of the Notes to Condensed Consolidated Financial Statements). This amount included redemption premiums and the write-off of the related deferred financing costs.

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital as of August 3, 1996 increased by $26.8 million from February 3, 1996 primarily due to $12.6 million received from fixture and equipment financings (see Note 5 of Notes to Condensed Consolidated Financial Statements) and $26.9 million of net additional proceeds received from the issuance of long-term Senior Notes (see Note 4 of the Notes to Condensed Consolidated Financial Statements), partially offset by funding $17.7 million of capital expenditures.

Net cash used for operating activities was $108.5 million for the twenty-six weeks ended August 3, 1996 compared with a use of $157.7 million for the same period last year, a decrease in the use of cash of $49.2 million. The prior year use of cash included the charge of $43.3 million related to the change in control. The remaining decrease in the use of cash was primarily due to an increase in trade payables.

Net cash used for investing activities was $17.7 million compared with $36.1 million in the first half of 1995, an $18.4 million decrease. This decrease was due to the Company substantially completing its chainwide remodeling in fiscal 1995. In addition, the prior year's use of cash reflected the impact of opening ten new stores. During fiscal year 1996, capital expenditures, primarily for store remodeling and the replacement and upgrade of fixture and equipment, are expected to approximate $32 million, with one new store opening.

Net cash provided by financing activities was $126.6 million in the first half of fiscal 1996 compared with $32.6 million in the same period a year ago, a $94.0 million increase. The increase was due to $26.9 million in net proceeds received from the issuance of long-term debt in excess of the debt refinanced, $12.6 million received from fixture and equipment financings, and the prior year payment of $75.0 million related to the Company's self-tender offer (see Note 20 of Notes to Consolidated Financial Statements in the Company's Annual Report for the year ended February 3, 1996 on Form 10-K). This increase was partially offset by a $20.0 million decrease in the seasonal usage of the revolving credit facility in 1996 compared with 1995. During the first half of fiscal 1996, average borrowings under the revolving credit facility were $41.0 million at an average interest rate of 8.6%. During the first half of fiscal 1995, average borrowings were $21.1 million at an average interest rate of 10.4%.

At the end of the first six months of 1996, the Company had improved liquidity through its credit facility compared with the same point in mid-1995. Excess credit availability at August 3, 1996 was approximately $78 million compared with approximately $64 million at July 29, 1995. At August 31, 1996, credit line borrowings stood at $79 million compared with $126 million at the end of the fiscal month of August 1995, and excess credit availability at August 31, 1996 was approximately $108 million compared with approximately $66 million at the end of the fiscal month of August 1995.

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During 1996, the Company has had discussions with both its existing bank group and with other potential lenders about improvements to its current credit facility (which expires in May 1998) or about potential replacement facilities which would be available to the Company. The terms of such improvements or replacement facilities would, among other things, reduce the Company's borrowing rates, increase the borrowing availability, result in less restrictive covenants, and extend the term. The Company will continue to review the available options to determine how, when or if to act with regard to such potential modifications.

The Company believes that its credit arrangements, together with cash from operations, will enable the Company to maintain the liquidity necessary to finance its continuing operations.

The terms of the Company's revolving credit facility and the New Senior Notes limit the ability of the Company's subsidiaries to pay dividends. Any or all of the restrictions, limitations or contingencies under the revolving credit facility and the Senior Notes Indenture, as well as the Company's leverage, could adversely affect the Company's ability to obtain additional financing in the future, to make capital expenditures, to effect store expansions, to make acquisitions, to take advantage of business opportunities that may arise, and to withstand adverse general economic and retail industry conditions and increased competitive pressures. Retail suppliers and their factors monitor carefully the financial performance of retail companies such as the Company, and may reduce credit availability quickly upon learning of actual or perceived deterioration in the financial condition or results of operations of a retail company.

                        PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
- -------     -----------------

Reference is made to the Report on Form 10-Q of the Company for the quarter ended May 4, 1996.

ITEM 2.     CHANGES IN SECURITIES
- -------     ---------------------

a) In connection with the sale of the Series A Notes, the Company offered to redeem all of its outstanding 10.25% Senior Notes due 2003 (the "Old Senior Notes") at a redemption price equal to 101% of principal, plus accrued interest, with $159.1 million of the proceeds from the Series A Notes placed in escrow for this purpose. On May 20, 1996, the Company redeemed approximately $155.0 million of its approximately $157.5 million Old Senior Notes. On July 1, 1996, the Company redeemed the approximately $2.5 million Old Senior Notes which remained outstanding following the May 20, 1996 redemption at the indenture specified price of 104% of principal plus accrued interest. In addition, on June 28, 1996 the Company deposited with Fleet National Bank, the Old Senior Notes Trustee, funds sufficient to redeem, upon issuance, approximately $2.5 million Old Senior Notes yet to be issued under the terms of the Company's 1993 plan of reorganization. As a consequence of the foregoing, the indenture governing the Old Senior Notes had been satisfied and discharged.

b) On August 20, 1996, the Company completed its offer to exchange $1,000 principal amount of its 12 1/2% Senior Notes due 2003, Series B (the "Series B Notes") for each $1,000 principal amount of its 12 1/2% Senior Notes due 2003 (the "Series A Notes") outstanding. All $195.0 million of Series A Notes were exchanged for a like amount of Series B Notes, and no Series A Notes remain outstanding. The Series B Notes are listed on the New York Stock Exchange.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------     ---------------------------------------------------

a)  The Company held its Annual Meeting of Shareholders on June 18, 1996.  At
the Annual Meeting, the following directors, comprising the entire Board, were elected for one year terms:
      NOMINEE                    VOTES FOR         VOTES WITHHELD
      -------                    ---------         --------------
      Chaim Y. Edelstein         8,571,885            101,831
      Gregory K. Raven           8,571,061            102,655
      Stanton J. Bluestone       8,570,585            103,131
      John W. Burden III         8,571,085            102,631
      Alan S. Cooper             8,568,621            105,095
      Mark B. Dickstein          8,525,862            147,854
      Samuel L. Katz             8,562,276            111,440

b) The shareholders voted for the adoption of the Hills Stores Company 1996 Directors Stock Option Plan covering 100,000 shares of Common Stock of the Company and providing for automatic, nondiscretionary grants to members of the Board who are not employees and have not received a restricted stock award.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)
- -------     ---------------------------------------------------------------

The votes were:
                                                                BROKER
      FOR           AGAINST           ABSTENTIONS               NONVOTES
      ---           -------           -----------               --------
    8,412,560       245,433             14,750                      0

c) The shareholders voted for the amendment of the Hills Stores Company 1993 Incentive and Nonqualified Stock Option Plan to increase the number of shares of common stock which may be issued thereunder by 250,000 from 1,053,763 to 1,303,763. The votes were:

                                                                BROKER
      FOR           AGAINST           ABSTENTIONS               NONVOTES
      ---           -------           -----------               --------
    7,479,823       1,178,546            15,420                     0

d) The shareholders voted for the adoption of the Hills Stores Company 162(m) Bonus Plan to preserve tax deductibility of certain compensation in excess of $1 million. The votes were:

                                                                BROKER
      FOR           AGAINST           ABSTENTIONS               NONVOTES
      ---           -------           -----------               --------
    8,485,030       173,716              13,965                     0

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- ------     --------------------------------

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

3.3(2)     Amended and Restated By-Laws of the Company.

4.1(3) Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred Stock of the Company.

4.2(4)     Form of Series 1993 Stock Right.

4.3(3) Indenture relating to the 10.25% Senior Notes due 2003 of the Company.

4.4(5) First Supplemental Indenture dated as of January 1, 1995 to the Senior Note Indenture.

4.5(5) Second Supplemental Indenture dated as of August 1, 1995 to the Senior Note Indenture.

4.6(6) Third Supplemental Indenture dated as of January 15, 1996 to the Senior Note Indenture.

- ------     --------------------------------------------

4.7(7) Series 1993 Warrant Agreement dated October 4, 1993 between the Company and Chemical Bank, as warrant agent.

4.8(7) Rights Agreement dated as of August 16, 1994 between the Company and Chemical Bank, as Rights Agent.

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

4.11(9)    Indenture relating to the 12 1/2% Senior Notes due 2003 of the
           Company.

4.12(9) Registration Rights Agreement, dated as of April 19, 1996, relating to the 12 1/2% Senior Notes due 2003 of the Company.

4.13(9) Purchase Agreement, dated April 17, 1996, relating to the 12 1/2% Senior Notes due 2003 of the Company.

10.1(5) Credit Agreement dated as of August 21, 1995 among Hills Stores Company, Hills Department Store Company, the Lenders named therein, Chemical Bank as Administrative Agent and Fronting Bank, and NatWest Bank, N.A., as Managing Agent.

10.2(10)   First Amendment dated as of December 7, 1995 to the Credit
           Agreement.

10.3(10) Second Amendment and Consent dated as of January 12, 1996 to the Credit Agreement.

10.4(10)*  Employment Agreement made as of February 7, 1996 with Gregory K.
           Raven.

10.5(10)*  Consulting Agreement made as of February 8, 1996 with Chaim Y.
           Edelstein.

10.6(5)*   Employment Agreement made as of July 6, 1995 with William K.
           Friend.

10.7(9)*   Employment Agreement made as of March 25, 1996 with James E. Feldt.

10.8(9) Third Amendment and Consent dated as of April 16, 1996 to the Credit Agreement.

11         Statement regarding computation of per share earnings.

- ------     --------------------------------------------

27         Financial Data Schedule.

- -----------------
*  Executive Compensation Plans and Arrangements.

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

6. Incorporated by reference from the Report on Form 8-K of the Company dated January 15, 1996.

7. Incorporated by reference from the Report on Form 8-K of the Company dated October 4, 1993.

8. Incorporated by reference from the Report on Form 8-K of the Company dated August 23, 1994.

9. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended May 4, 1996.

10. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 3, 1996.

11. Incorporated by reference from the Report on Form 8-K of the Company dated November 8, 1995.

b.         Reports on Form 8-K

           No reports on Form 8-K were filed by the Registrant during the quarter ended August 3, 1996.

                                SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HILLS STORES COMPANY



     Date: September 17, 1996             /s/C. Scott Litten
                                          ---------------------
                                          C. Scott Litten
                                          Executive Vice President-
                                          Chief Financial Officer
                                          and Principal Accounting Officer


                                EXHIBIT INDEX

                  Pursuant to Item 601 of Regulation S-K



Exhibit                     Title
- -------                     -----

  11               Statements regarding computations of earnings per share

  27               Financial Data Schedule


