Form 10-Q
period 1996-11-02
HILLS STORES CO /DE/
filed 1996-12-13
CIK 786877

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 2, 1996


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

    The number of shares of common stock outstanding as of November 30, 1996 was 10,231,184 shares.

                    HILLS STORES COMPANY AND SUBSIDIARIES

                              TABLE OF CONTENTS
                             ------------------

                        PART I - FINANCIAL INFORMATION



FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of November 2, 1996,
     February 3, 1996, and October 28, 1995                               3

     Condensed Consolidated Statements of Operations for the
     Thirteen and Thirty-nine Weeks Ended November 2, 1996 and
     October 28, 1995                                                     4

     Condensed Consolidated Statements of Cash Flows for the
     Thirty-nine Weeks Ended November 2, 1996 and October 28, 1995        5

     Notes to Condensed Consolidated Financial Statements                 6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                 10


                         PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                                14

ITEM 2:  CHANGES IN SECURITIES                                            14

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                 14

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
                                              November 2,    February 3,   October 28,
(in thousands)                                   1996           1996          1995
--------------------------------------------------------------------------------------
                                              (unaudited)                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                 $   25,013       $ 22,898     $   23,159
   Accounts receivable, net                      72,688         25,187         62,776
   Inventories                                  539,907        331,697        518,108
   Deferred tax asset                            34,011         34,011         20,923
   Income taxes (Note 10)                        33,582              -         37,686
   Other current assets                           6,556          5,352          4,013
                                             ----------       --------     ----------
      Total current assets                      711,757        419,145        666,665

Property and equipment, net                     186,598        190,893        190,657
Property under capital leases, net              110,979        113,785        116,357
Beneficial lease rights, net                      7,380          8,247          8,454
Other assets, net                                17,573         15,746         13,501
Deferred tax asset                                8,233          8,233         10,061
Reorganization value in excess of amounts
     allocable to identifiable assets, net      102,138        107,514        138,948
                                             ----------       --------     ----------
                                             $1,144,658       $863,563     $1,144,643
                                             ==========       ========     ==========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital leases         $    6,428          5,732          6,121
   Borrowings under the revolving
     credit facility (Note 2)                   137,000              -        169,000
   Accounts payable, trade                      211,024         87,471        199,431
   Other accounts payable and accrued
     expenses                                   186,631        178,852        186,935
                                             ----------       --------     ----------
       Total current liabilities                541,083        272,055        561,487

Senior notes (Note 3)                           195,000        160,000        160,000
Long-term obligations under capital leases      119,553        118,776        119,971
Financing obligations (Note 4)                   35,119         25,169         25,169
Other liabilities                                 6,434          8,264          9,118

Commitments and contingencies                        -               -              -

Preferred stock, at mandatory redemption
     value (Note 5)                              20,807         24,636         25,206

Common shareholder's equity                     226,662        254,663        243,692
                                             ----------       --------     ----------
                                             $1,144,658       $863,563     $1,144,643
                                             ==========       ========     ==========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Thirteen Weeks Ended       Thirty-Nine Weeks Ended
(unaudited)                                   ------------------------    -------------------------
(in thousands, except per                     November 2,   October 28,    November 2,   October 28,
share amounts)                                   1996          1995          1996          1995
___________________________________________________________________________________________________
Net sales                                      $460,983      $448,033     $1,219,831     $1,200,319
Cost of sales                                   340,152       323,339        902,046        873,574
Selling and administrative expenses             112,110       103,781        318,587        307,249
Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets                          1,509         1,938          4,540          5,816
Costs related to change in control (Note 6)           -             -              -         43,292
Impairment of long-lived assets (Note 7)              -             -         11,706              -
                                               --------      --------     ----------     ----------
   Operating earnings (loss)                      7,212        18,975    (    17,048)   (    29,612)

Interest expense, net                         (  13,691)    (  13,959)   (    42,423)   (    35,140)
                                               --------      --------     ----------     ----------
Earnings (loss) before income taxes,
     and extraordinary loss                   (   6,479)        5,016    (    59,471)   (    64,752)

Income tax benefit                                3,675        17,425         31,608         37,686
                                               --------      --------     ----------     ----------
Earnings (loss) before extraordinary loss     (   2,804)       22,441    (    27,863)   (    27,066)

Extraordinary loss (Notes 2 and 3)            (   2,232)            -    (     4,278)             -
                                               --------      --------     ----------     ----------
Net earnings (loss) applicable
     to common shareholders                   ($  5,036)     $ 22,441    ($   32,141)   ($   27,066)
                                               ========      ========     ==========     ==========




Primary earnings (loss) per
     common share (Note 8):
   Before extraordinary items                 ($   0.27)     $   2.01    ($     2.72)   ($     2.77)
   Extraordinary items                        (    0.22)            -    (      0.42)   (         -)
                                               --------      --------     ----------     ----------
Net earnings (loss) per share                 ($   0.49)     $   2.01    ($     3.14)   ($     2.77)
                                               ========      ========     ==========     ==========

Fully-diluted earnings (loss) per
     common share (Note 8):
   Before extraordinary items                 ($   0.27)     $   1.98    ($     2.72)   ($     2.69)
   Extraordinary items                        (    0.22)            -    (      0.42)             -
                                               --------      --------     ----------     ----------
Net earnings (loss) per share                 ($   0.49)     $   1.98    ($     3.14)   ($     2.69)
                                               ========      ========     ==========     ==========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Thirty-Nine Weeks Ended
                                                      -------------------------
(unaudited)                                           November 2,   October 28,
(in thousands)                                           1996          1995
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              ($ 32,141)    ($ 27,066)
Adjustments to reconcile net loss to net
     cash used for operating activities
     before reorganization items:
  Depreciation and amortization                          26,304        23,265
  Amortization of deferred financing costs                5,308         3,055
  Extraordinary loss on extinguishment of debt            4,278             -
  Amortization of reorganization value in excess
     of amounts allocable to indentifiable assets         4,540         5,816
  Loss on disposal of fixed assets                          998            54
  Impairment of long-lived assets                        11,706             -
  Increase in accounts receivable and other
     current assets                                   (  48,705)    (  44,486)
  Increase in inventories                             ( 208,210)    ( 204,257)
  Decrease in accounts payable and
    accrued expenses                                    133,739        97,212
  Increase in income taxes                            (  33,582)    (  37,686)
  Other, net                                          (      70)          369
                                                       --------      --------
      Net cash used for operating activities          ( 135,835)    ( 183,724)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                  (  26,158)    (  50,551)
                                                       --------      --------
      Net cash used for investing activities          (  26,158)    (  50,551)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of 12 1/2% Senior Notes          195,000             -
Fees incurred with the issuance of
     12 1/2% Senior Notes                             (   8,100)            -
Redemption of 10.25% Senior Notes                     ( 160,000)            -
Payment of debt premium                               (   1,749)            -
Borrowings under revolving credit facility, net         137,000       169,000
Shares repurchased per self-tender offer                      -     (  75,000)
Fixture and equipment financings                         12,639             -
Principal payments under capital lease obligations    (   4,951)    (   4,537)
Cash distributions pursuant to the Plan
     of Reorganization                                (   2,068)    (   2,348)
Other                                                 (   3,663)    (   9,732)
                                                       --------      --------
      Net cash provided by financing activities         164,108        77,383
                                                       --------      --------
Net increase (decrease) in cash
     and cash equivalents                                 2,115     ( 156,892)

Cash and cash equivalents at beginning of period         22,898       180,051
                                                       --------      --------
Cash and cash equivalents at end of period             $ 25,013      $ 23,159
                                                       ========      ========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.   REVOLVING CREDIT AGREEMENT
     --------------------------

On October 1, 1996, the Company, through its wholly-owned subsidiary Hills Department Store Company ("HDSC"), and C.R.H. International, Inc. ("CRH"), a wholly-owned subsidiary of HDSC (collectively referred to as the "Borrowers"), closed on a new $300 million secured revolving credit facility (the "Facility"), of which $200 million is available as a letter of credit facility. Borrowings under the Facility are limited by a borrowing base, as defined, and bear interest, at the option of the Borrowers, at either of (1) the Bank of America's "reference rate" plus a margin ranging from 0% to .75% or (2) LIBOR plus a margin ranging from 1.5% to 2.5% (2.25% at October 31, 1996), determined by the Company's excess cash flow. The Borrowers must pay commitment fees at an annual rate of 3/8% on the average daily unused portion of the commitment. The Borrowers must also pay letter of credit fees on the average undrawn amount at an annual rate ranging from 1.5% to 2.25% (2.0% at October 31, 1996), determined by the Company's excess cash flow. The Facility is secured by a pledge of all of the capital stock of the Borrowers and their subsidiaries (the "Subsidiaries") and a security interest in all tangible and intangible assets of the Company, the Borrowers and the Subsidiaries, other than store fixtures and equipment and real estate. The Facility is guaranteed by the Company and the Subsidiaries.

The financial covenants under the Loan and Security Agreement (the "Agreement") require (1) that the Company maintain tangible net worth (after adjusting for goodwill and certain non-cash reserves) of $130 million at year-end, with seasonally lower amounts at other times during the year, and (2) that earnings before interest, taxes, depreciation and amortization, and certain other items ("EBITDA") defined in the Agreement exceed cash requirements for capital expenditures, taxes, and net interest/debt service. The Agreement also contains, among other restrictions, provisions limiting to varying degrees: business combinations, the issuance of certain kinds of additional debt, the

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   REVOLVING CREDIT AGREEMENT (CONTINUED)
     --------------------------------------

repurchase and prepayment of debt, and the payment of dividends. In addition, the Facility requires the outstanding principal balance of loans to be zero for at least thirty consecutive days during the period from December 1 of each year to March 31 of the next year.

In connection with this transaction, the Company recognized an extraordinary after-tax loss for early extinguishment of debt of $2.2 million, or $.22 per share, in the third quarter, from the write-off of deferred financing costs related to the prior credit facility. Front-end fees in connection with the Facility were $2.25 million and will be amortized over the life of the Facility.

3.   SENIOR NOTES
     ------------

On April 19, 1996 the Company issued $195 million of unsecured 12 1/2% Senior Notes (the "New Senior Notes") due 2003. The New Senior Notes are noncallable, unconditionally guaranteed by all the subsidiaries of the Company, with interest payable semiannually. The New Senior Notes contain covenants regarding limitations on debt incurrence and the issuance of preferred stock. Separate financial statements of the Company's subsidiary guarantors have not been provided because (1) the subsidiary guarantors constitute all of the Company's direct and indirect subsidiaries, (2) they have fully and unconditionally guaranteed the New Senior Notes on a joint and several basis, (3) their aggregate assets, liabilities, earnings and equity are substantially equivalent to those of the Company on a consolidated basis, and (4) separate financial statements are not deemed to be material to investors. Additionally, both the terms of the Company's revolving credit facility and the New Senior Notes limit the ability of the subsidiaries to pay dividends.

In connection with the sale of the New Senior Notes, the Company offered to redeem all of its outstanding 10.25% Senior Notes due 2003 (the "Old Senior Notes") at a redemption price equal to 101% of principal, plus accrued interest, with $159.1 million of the proceeds from the New Senior Notes placed in escrow for this purpose. On May 20, 1996, the Company redeemed approximately $155 million of its approximately $157.5 million of outstanding Old Senior Notes.
On July 1, 1996, the Company redeemed the approximately $2.5 million Old Senior Notes which remained outstanding following the May 20, 1996 redemption at the indenture specified price of 104% of principal plus accrued interest. In addition, on June 28, 1996 the Company deposited, in trust, funds sufficient to redeem, upon issuance, approximately $2.5 million of Old Senior Notes yet to be issued under the terms of the Company's 1993 plan of reorganization. As a result of these transactions, the Company recognized an extraordinary after-tax loss for early extinguishment of debt of $2.0 million, or $.20 per share, in the second quarter. The extraordinary loss includes the redemption premiums and the write-off of the related deferred financing costs.

4.   FINANCING OBLIGATIONS
     ---------------------

During June 1996, the Company obtained $2.7 million of financing for certain of its fixed assets through a sale/leaseback arrangement. The lease, which has

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   FINANCING OBLIGATIONS (CONTINUED)
     ---------------------------------

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

5.   HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
     -------------------------------------------------

During the thirty-nine weeks ended November 2, 1996, 191,418 shares of the Company's Series A Convertible Preferred Stock ($20 par value) were converted to the Company's Common Stock on a share for share basis.

6.   CHANGE IN CONTROL
     -----------------

On July 5, 1995, following a proxy contest in connection with the annual meeting of shareholders held on June 23, 1995, nominees of Dickstein Partners, Inc. were certified as being elected to the Board of Directors (see Note 21 of Notes to Consolidated Financial Statements in the Company's Annual Report for the year ended February 3, 1996 on Form 10-K). Costs related to the July 5, 1995 change in control were $43.3 million. These costs consisted of $33.8 million for severance and retirement payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and approximately 20 associates, $6.0 million paid to holders of the Old Senior Notes, and legal and other miscellaneous change in control costs.

7.   IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that the carrying value of long-lived tangible and certain intangible assets be evaluated periodically in relation to the operating performance and estimated future cash flows of the underlying assets. In accordance with FAS 121, in the first quarter of fiscal 1996, the Company recognized a pre-tax charge of $11.7 million ($7.2 million after tax, or $0.70 per share on a fully-diluted basis) to reduce the carrying value of certain of its long-lived tangible and intangible assets to their estimated fair market value.

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   EARNINGS PER SHARE
     ------------------

Primary earnings (loss) per share for the thirteen week periods ended
November 2, 1996 and October 28, 1995 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,273,400 and 11,164,254 shares, respectively. Fully-diluted earnings (loss) per share for the thirteen week periods ended November 2, 1996 and October 28, 1995 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,273,400 and 11,346,339 shares, respectively.

Primary loss per share for the thirty-nine week periods ended November 2, 1996 and October 28, 1995 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,234,024 and 9,754,522 shares, respectively. Fully-diluted loss per share for the thirty-nine week periods ended November 2, 1996 and October 28, 1995 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,234,024 and 10,057,566 shares, respectively.

9.   ACCOUNTING FOR STOCK-BASED COMPENSATION
     ---------------------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123: "Accounting for Stock-Based Compensation" ("FAS 123") which is effective for the Company's fiscal year beginning February 4, 1996. FAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of compensation expense based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation expense based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

10.  INCOME TAXES
     ------------

Income taxes reflected as current assets represent the net tax benefit recognized for the loss incurred for the interim year to date period. This asset is expected to be realized through an offset to tax expense applicable to fourth quarter results (see Note 1).

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED NOVEMBER 2, 1996 COMPARED WITH
THIRTEEN WEEKS ENDED OCTOBER 28, 1995

Sales increased 2.9% compared with the same period in 1995. The sales increases resulted from five new stores which opened in late 1995, and from a 1.5% increase in comparable store sales. Sales in hardlines categories as a group, especially in toys, electronics and food, increased while softlines categories as a group experienced a slight decrease. Ladies apparel sales improved from previously soft trends, while sales in other apparel and soft home categories continued to be weak.

Cost of sales as a percentage of sales was 73.8% in fiscal 1996 compared with 72.2% in the third quarter of 1995. The 1.6% decrease in margins resulted primarily from aggressive pricing in selected back-to-school products (designed to reverse a decline in customer traffic patterns which had been experienced in the first half of 1996) and markdowns for earlier clearance of certain fall merchandise which, last year, were delayed in an effort to pursue full-priced sales deeper into the season.

Selling and administrative expenses, including depreciation and other occupancy expenses, as a percentage of sales were 24.3% compared with 23.2% in 1995, a 1.1% increase. This increase was due to the five new stores that were opened in late 1995, a shift in the timing of advertising expenses related to a greater emphasis on television and radio, costs for programs to improve control and customer service standards, and a benefit to expenses in the third quarter of 1995 related to the timing of estimated expense accruals.

The effective tax rate was 56.7% in the third quarter of fiscal 1996. The income tax rate exceeds the federal statutory rate due to the impact of state income taxes and the relationship between non-deductible amortization of reorganization value and the related expected pre-tax earnings. Income taxes for the third quarter of fiscal 1995 reflected a tax benefit of approximately $20.3 million from the effect of a change in the estimated effective tax rate applicable to the results of the first and second quarters of 1995.

The after-tax extraordinary loss of $2.2 million in 1996 represented the early extinguishment of debt related to the refinancing of the Company's bank credit facility.

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 COMPARED WITH
THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995

Sales increased 1.6% compared with the same period in 1995. This increase was primarily due to opening ten new stores during fiscal 1995. Comparable store sales of stores open for a full fiscal year decreased by 1.1%, primarily reflecting weakness in softlines categories and declines in customer traffic in the first half of the year.

Cost of sales as a percentage of sales was 73.9% in fiscal 1996 compared with 72.8% in fiscal 1995. The decrease in gross margin percentage of 1.1% was primarily due to a year-to-year decrease in selling prices of selected

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 COMPARED WITH
THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995 (CONTINUED)

merchandise caused by continued competitive conditions, the decision to aggressively price certain back-to-school products to rebuild customer traffic, and more aggressive markdowns this year to clear seasonal merchandise.

Selling and administrative expenses, including depreciation and other occupancy expenses, as a percentage of sales were 26.1% in fiscal 1996 compared with 25.6% in fiscal 1995. The increase of 0.5% was primarily due to the ten new stores opened during 1995, offset by savings as a result of the Company's continued emphasis on cost control.

See Note 6 of the Notes to Condensed Consolidated Financial Statements regarding the charge for the July 5, 1995 change in control.

See Note 7 of the Notes to Condensed Consolidated Financial Statements regarding the charge for the impairment of long-lived assests.

Interest expense, net, was $42.4 million in fiscal 1996 compared to $35.1 million in fiscal 1995. The $7.3 million increase was primarily due to the increased interest expense for the new 12 1/2% Senior Notes.

The Company's effective tax rate was 53.1% in fiscal 1996 compared with a rate of 58.2% in fiscal 1995. The decrease in the rate results principally from a change in the relationship between non-deductible amortization of reorganization value and the related expected pre-tax earnings, and recording the tax benefit from the impairment of long-lived assets charge at the marginal rate.

The after-tax extraordinary loss of $4.3 million in 1996 represented the early extinguishment of debt related to the refinancing and redemption of the 10.25% Senior Notes and the write-off of the deferred financing costs related to the previous credit agreement (see Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities was $135.8 million for the thirty-nine weeks ended November 2, 1996 compared with $183.7 million for the same period last year. The use of cash for the interim periods to date primarily reflects the seasonal build-up of merchandise inventories in anticipation of holiday season sales. The decrease in the use of cash of $47.9 million included $43.3 million related to the change in control (see Note 6 of the Notes to Condensed Consolidated Financial Statements).

Net cash used for investing activities was $26.2 million for the first nine months of 1996 compared with $50.6 million for the first nine months of 1995, a $24.4 million decrease. This decrease was due to the Company substantially completing its chainwide remodeling in fiscal 1995. In addition, the prior year's use of cash reflected the impact of opening ten new stores. During

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

fiscal year 1996, capital expenditures, primarily for store remodeling and the replacement and upgrade of fixture and equipment, are estimated at $32 million, with one new store opening. In addition, the Company is nearing completion of planning for the improvement of its information systems, and may begin to make additional capital expenditures (not included in the $32 million estimate) for the implementation of these improvements prior to the end of fiscal year 1996.

Net cash provided by financing activities was $164.1 million for the first nine months of fiscal 1996 compared with $77.4 million in the same period a year ago, a $86.7 million increase. The increase was due to $26.9 million in net proceeds received from the issuance of long-term debt in excess of the debt refinanced, $12.6 million received from fixture and equipment financings, and the prior year payment of $75.0 million related to the Company's self-tender offer (see Note 20 of Notes to Consolidated Financial Statements in the Company's Annual Report for the year ended February 3, 1996 on Form 10-K). This increase was partially offset by a $32.0 million decrease in the seasonal usage of the revolving credit facility in 1996 compared with 1995. During the first nine months of fiscal 1996, average borrowings under the revolving credit facility were $62.9 million at an average interest rate of 8.5%. Average borrowings were $61.1 million at an average interest rate of 9.5% for the same period last year.

As a result of the Company's long-term financing activities during fiscal 1996 and the improvements in the new bank credit facility (see Note 2 of the Notes to Condensed Consolidated Financial Statements), the Company has improved its liquidity compared with the prior year. Excess credit availability at November 2, 1996 was approximately $138 million (prior to temporary availability reductions for duplicate letters of credit related to the change-over of the credit facilities) compared with approximately $75 million at October 28, 1995.

The Company believes that its credit arrangements, together with cash from operations, will enable the Company to maintain the liquidity necessary to finance its continuing operations.

The terms of the Company's revolving credit facility and the new 12 1/2 Senior Notes limit the ability of the Company's subsidiaries to pay dividends. Any or all of the restrictions, limitations or contingencies under the revolving credit facility and the new Senior Notes Indenture, as well as the Company's leverage, could adversely affect the Company's ability to obtain additional financing in the future, to make capital expenditures, to effect store expansions, to make acquisitions, to take advantage of business opportunities that may arise, and to withstand adverse general economic and retail industry conditions and increased competitive pressures. Retail suppliers and their factors monitor carefully the financial performance of retail companies such as the Company, and may reduce credit availability quickly upon learning of actual or perceived deterioration in the financial condition or results of operations of a retail company.

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Certain statements contained in this document (in particular, the discussion of liquidity) are forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions, consumer demand, consumer preferences and weather patterns in the Midwest and Mid-Atlantic regions of the United States; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; acquisition and divestment activities; and other factors that may be described in this document.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
-------      -----------------

Reference is made to the Report on Form 10-Q of the Company for the quarter ended May 4, 1996.

ITEM 2.      CHANGES IN SECURITIES
-------      ---------------------

a) Reference is made to Part II, Item 2(a) of the Report on Form 10-Q of the Company for the quarter ended August 3, 1996 for a discussion of the redemption of the Company's 10.25% Senior Notes due 2003.

b) Reference is made to Part II, Item 2(b) of the Report on Form 10-Q of the Company for the quarter ended August 3, 1996 for a discussion of the exchange of the Company's 12 1/2% Senior Notes due 2003 for 12 1/2% Senior Notes due 2003, Series B.

c) During the quarter ended November 2, 1996 the Company issued 30,680 shares of Common Stock, par value $.01 per share (the "Common Shares"), upon the conversion of 30,680 shares of Series A Convertible Preferred Stock, par value $.10 per share (the "Series A Preferred Shares"). The Series A Preferred Shares were issued pursuant to the exemption from registration set forth in
Section 1145(a) of the Federal Bankruptcy Code, and the Common Shares were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
------       --------------------------------

a.           The following documents are filed as part of this Report:

3.1(1) Amended and Restated Certificate of Incorporation of the Company, as amended.

3.3(2)       Amended and Restated By-Laws of the Company.

4.1(3) Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred Stock of the Company.

4.2(4)       Form of Series 1993 Stock Right.

4.3(3) Indenture relating to the 10.25% Senior Notes due 2003 of the Company (the "Old Senior Note Indenture").

4.4(5)       First Supplemental Indenture dated as of January 1, 1995 to the
             Old Senior Note Indenture.

4.5(5)       Second Supplemental Indenture dated as of August 1, 1995 to the
             Old Senior Note Indenture.

4.6(6)       Third Supplemental Indenture dated as of January 15, 1996 to the
             Old Senior Note Indenture.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
-------      --------------------------------------------

4.7(7)       Series 1993 Warrant Agreement dated October 4, 1993 between the
             Company and Chemical Bank, as Warrant Agent.

4.8(8)       Rights Agreement dated as of August 16, 1994 (the "Rights
             Agreement") between the Company and Chemical Bank, as Rights Agent.

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

4.11(9)      Amendment dated as of October 18, 1995 to the Rights Agreement.

4.12(10)     Indenture relating to the 12 1/2% Senior Notes due 2003 of the
             Company.

4.13(10) Registration Rights Agreement, dated as of April 19, 1996, relating to the 12 1/2% Senior Notes due 2003 of the Company.

4.14(10)     Purchase Agreement, dated April 17, 1996, relating to the 12 1/2%
             Senior Notes due 2003 of the Company.

10.1(11) Loan and Security Agreement dated as of September 30, 1996 among the Financial Institutions named therein as the Lenders, BankAmerica Business Credit, Inc. as the Agent, Hills Department
             Store Company and C.R.H. International, Inc. as the Borrowers, and the Other Loan Parties named therein.

10.2(12)*    Employment Agreement made as of February 7, 1996 with Gregory K.
             Raven.

10.3(12)*    Consulting Agreement made as of February 8, 1996 with Chaim Y.
             Edelstein.

10.4(5)*     Employment Agreement made as of July 6, 1995 with William K.
             Friend.

10.5(10)*    Employment Agreement made as of March 25, 1996 with James E. Feldt.

10.6*        Employment Agreement with Michael R. Hamilton executed on
             November 19, 1996.

10.7(4)*     1993 Incentive and Nonqualified Stock Option Plan.

11           Statement regarding computation of per share earnings.

27           Financial Data Schedule.

---------------------
*  Executive Compensation Plans and Arrangements.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
-------      --------------------------------------------

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

6. Incorporated by reference from the Report on Form 8-K of the Company dated January 15, 1996.

7. Incorporated by reference from the Report on Form 8-K of the Company dated October 4, 1993.

8. Incorporated by reference from the Report on Form 8-K of the Company dated August 16, 1994.

9. Incorporated by reference from the Report on Form 8-K of the Company dated October 18, 1995.

10. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended May 4, 1996.

11. Incorporated by reference from the Report on Form 8-K of the Company dated October 1, 1996.

12. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 3, 1996.

b.           Reports on Form 8-K

             The Company filed a Report on Form 8-K dated October 1, 1996 which described the new $300 million secured revolving credit facility of Hills Department Store Company and C.R.H. International, Inc.

             The Company filed a Report on Form 8-K dated November 21, 1996 concerning the third quarter financial press release issued on that date.



                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HILLS STORES COMPANY



          Date: December 13, 1996          /s/C. Scott Litten
                                           ------------------
                                           C. Scott Litten
                                           Executive Vice President-
                                           Chief Financial Officer



         Date:  December 13, 1996          /s/Brian M. Sheehan
                                           --------------------
                                           Brian M. Sheehan
                                           Vice President - Controller

                                 EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K



Exhibit                       Title
-------                       -----

  10.6 Employment Agreement with Michael R. Hamilton executed on November 19, 1996.

  11                 Statements regarding computations of earnings per share

  27                 Financial Data Schedule


                                                             EXHIBIT 10.6


                              MICHAEL R. HAMILTON
                              -------------------

                              EMPLOYMENT AGREEMENT

         This will confirm our agreement under which you are to serve as Executive Vice President-Operations of Hills Department Store Company, a Delaware corporation (the "Subsidiary") and Hills Stores Company, (the "Parent"), together collectively referred to as (the "Company").

         1. TERM. The Company will employ you, and you accept employment, as provided herein, for a term beginning on the Effective Date (as defined in paragraph 6) and ending on the third anniversary of the Effective Date, unless sooner terminated as provided in paragraph 4.


         2. DUTIES AND RESPONSIBILITIES. During the term of employment, you shall be Executive Vice President-Operations of the Company. Your primary responsibilities will be the senior supervision of the store and distribution activities of the Company and you will report to the President and Chief Executive Officer.

         3.   COMPENSATION AND BENEFITS.

         (a) Your compensation ("Base Compensation") during the term of employment shall be at the rate of $312,000 per year. In accordance with the Company's practice for its senior executives, you will be paid twice each month. Base Compensation shall be reviewed on an annual basis (the first performance review will be April 1997) and increased if the Compensation Committee of the Board of Directors deems it appropriate. No decrease in Base Compensation will be permitted during the term of this Agreement.

         (b) (i) You shall be entitled to participate in any bonus, stock option or other incentive compensation plans, profit-sharing plans, retirement plans, life and health insurance plans, vacation and other benefit plans which are generally made available to executives of the Company at a level commen-surate with your position and/or years worked for the Company. You shall also be entitled to such other perquisites as the Company or the Compensation Committee of the Board of Directors deem appropriate.

              (ii) Notwithstanding any Company policy to the contrary, you will be entitled to not less than four (4) weeks vacation per each full year commencing January 1, 1997.

              (iii) You will be eligible to receive a performance bonus for fiscal year 1996 of up to fifty percent (50%) of your Base Compensation in accordance with the terms of the Company's performance bonus plan (Level 1).
Any bonus earned for the first fiscal year will be prorated because of less than a full year's employment. Notwithstanding this proration, assuming you are an employee of the Company on the bonus payment date (March/April 1997), you will receive a minimum guaranteed bonus of $100,000 for fiscal 1996.

              (iv) In addition, within one week following the Effective Date, you will be paid a "signing bonus" of $75,000. Should you voluntarily resign from the Company, other than "for cause" prior to the first anniversary of the Effective Date, the aforementioned "signing bonus" shall be immediately due and payable to the Company.

              (v) You will receive on or about the Effective Date, an option grant to purchase 50,000 shares of the Common Stock of the Company pursuant to the Company's 1993 Incentive and Nonqualified Stock Option Plan.

         (c) You shall be entitled to reimbursement for your ordinary and necessary business expenses, travel and entertainment incurred in the performance of your services hereunder. You shall provide the Company with documentation of such expenses in accordance with the Company's normal practices.

         (d) You shall be entitled to reimbursement of your relocation costs and expenses in accordance with the provisions of the executed Offer Sheet.


         4.   TERMINATION.

         (a) BY THE COMPANY. Your employment hereunder shall terminate upon your death and may be terminated at the option of the Company (x) forthwith upon delivery of Notice of Termination for Cause, (y) upon 90 days' Notice of Termination in the case of Disability or (z) upon 90 days' Notice of Termination without Cause.

              (i) Upon termination by the Company for Cause, the Company shall have no further obligations whatsoever to you hereunder, other than for payment of any unpaid Base Compensation (as hereinafter defined) and vested benefits under any retirement plans to which you are a participant in accordance with the terms of the specific plans, accrued to the date of termination, and reimburse-ment of any unused vacation pay accrued to the date of termination and any reimbursable expenses incurred prior to the date of termination.

              (ii) Upon termination by virtue of death or Disability, your Base Compensation shall cease to accrue as of the effective date of termination, but you or your estate shall be entitled to payment of: any unpaid Base Compen-sation accrued to the date six (6) months following the date of termination; a pro rata portion of any bonuses or other incentive compensation payable pursuant to paragraph 3(b) with respect to the fiscal year of termination, determined on the basis of the portion of such fiscal year during which you were employed hereunder; and vested benefits under any retirement plans to which you are a participant (in accordance with the terms of the specific plans) accrued prior to date of termination; and reimbursement of any unused vacation pay accrued to the date of termination and any reimbursable expenses incurred prior to the date of termination.

              (iii) Upon termination, by the Company without Cause (other than for reasons of death or Disability) or by you, pursuant to paragraph 4(b), you shall, subject to the following sentence, continue to receive your Base Compen-sation twice a month in accordance with paragraph 3(a) and the Company shall maintain in full force and effect Insurance Benefits (as defined and limited below), in each case for the full term of this Agreement or the date twelve (12) months after the date (the "Notice Date") on which a Notice of Termination is given, whichever is later; and you shall be further entitled to receive: (A) vested benefits under any retirement plans to which you are a participant in accordance with the terms of the specific plans accrued prior to date of termination; and (B) reimbursement of any unused vacation pay accrued to the date of termination and any reimbursable expenses incurred prior to the date of termination. Should your employment be terminated without Cause, you shall have an obligation to use reasonable efforts to seek other employment appropriate to your skill and experience, and to promptly notify the Company upon obtaining any such employment; and your Base Compensation shall be reduced by the amount of any direct compensation earned by you and paid to you. For purposes of this paragraph 4(a)(iii) and paragraph 6, "Insurance Benefits" shall mean all life and health insurance or other similar plans in which you were entitled to participate immediately prior to the date of termination. If, your continued participation in any or all such plans is not possible under the general terms and provisions thereof because you are no longer deemed to be an employee of the Company, the Company itself shall pay or provide for payment of such Insurance Benefits.

         As used herein - "Cause" shall mean (A) the willful failure by you to perform your functions and assume your responsibilities in accordance with the terms of this Agreement, which failure amounts to material neglect of your duties, after a written demand for substantial performance is delivered to you by the Company, (B) the willful engagement by you in conduct which is materially injurious to the Company or any of its subsidiaries or affiliates, monetarily or otherwise, (C) the misappropriation (including the unauthorized use or dis-closure of confidential or proprietary information of the Company or any of its subsidiaries or affiliates) or embezzlement with respect to the Company or any of its subsidiaries or affiliates, (D) a conviction of or guilty plea or confession by you to any fraud, conversion, misappropriation, embezzlement or felony, or (E) your failure to substantially perform any material covenant to be performed by you hereunder after a written demand for substantial performance is delivered to you by the Company, or the taking of any action in the course of your employment under this Agreement that is known by you to have been pro-hibited by Company policy or by this Agreement.

         (b) BY THE EMPLOYEE. Subject to the conditions set forth below, you may terminate your employment hereunder in the event of occurrence of any of the following:

              (i) A material breach by the Company of any of the provisions of this Agreement, which failure or breach shall have continued for thirty days after written notice from you to the Company specifying the nature of such failure or breach; or

              (ii) The Company's failure to retain you as its Executive Vice President-Operations; or

              (iii) A significant change in the nature or scope of your responsibilities, authorities, powers, functions or duties (other than a change resulting from an effective promotion).

         Your right to terminate your employment under paragraphs 4(b)(i),
(ii), (iii) is conditioned upon your giving written notice to the President, with a copy to the Vice President-Secretary, of your decision to terminate employment not later than three months after the occurrence of the event giving rise to the right to terminate. Such termination of employment shall be effective one month after your written notice has been delivered to the Company.

         (c) In addition to the reasons set forth in paragraph 4(b), you may terminate your employment hereunder at any time, with or without good cause, upon 90 days' Notice of Termination to the Company. In the event of a termination by you pursuant to this paragraph 4(c), the Company shall have no further obligations whatsoever to you hereunder, other than for payment of any unpaid Base Compensation accrued to the date of termination and vested benefits under any retirement plans to which you are a participant in accordance with the terms of the specific plans accrued prior to date of termination; and reimburse-ment of any properly reimbursable expenses incurred prior to the date of termination.

         As used herein - "Disability" shall mean that, as a result of any physical or mental disability, you are unable to perform your major duties here-under for a continuous period of 120 days or a total of at least 180 days in any period of 365 consecutive days.

         (d) Any purported termination of your employment shall be communicated by written Notice of Termination from one party to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.


         5.   COVENANTS.

         (a) You recognize that the knowledge of, information concerning and relationship with customers, suppliers and agents, and the knowledge of the Company's business methods, systems, plans and policies which you will establish, receive or obtain as an employee of the Company, are valuable and unique assets of the business of the Company. You will not, during or within two (2) years after the term of your employment, disclose any such knowledge or information pertaining to the Company, its customers, suppliers, agents, policies or other aspects of its business, for any reason or purpose whatsoever, except pursuant to your duties hereunder or as otherwise authorized by the Company in writing. The foregoing restriction shall not apply, following termination of your employment hereunder, to knowledge or information which (i) is in or enters the public domain without violation of this Agreement or other obligations of confidentiality by you or your agents or representatives, (ii) you can demonstrate was in your possession on a non-confidential basis prior to the commencement of your employment with the Company, or (iii) you can demonstrate was received or obtained by you, on a non-confidential basis from a third party who did not acquire it wrongfully or under an obligation of confidentiality, subsequent to the termination of your employment hereunder.

         (b) All memoranda, notes, records or other documents made or compiled by you or made available to you while employed concerning customers, suppliers, agents or personnel of the Company, or the Company's business methods, systems, plans and policies, shall be the Company's property and shall be delivered to the Company on termination of your employment or at any other time on request.

         (c) During the term of your employment and for two (2) years there-after, you shall not, except pursuant to and in furtherance of your duties hereunder, directly or indirectly solicit or contact any employee of the Company with a view to inducing or encouraging such employee to leave the employ of the Company for the purpose of being hired by you, an employer affiliated with you or any competitor of the Company.

         (d) You acknowledge that the provisions of this paragraph 5 are reasonable and necessary for the protection of the Company and that the Company will be irrevocably damaged if such covenants are not specifically enforced. Accordingly, you agree that, in addition to any other relief to which the Company may be entitled in the form of actual or punitive damages, the Company shall be entitled to seek and obtain injunctive relief from a court of competent jurisdiction for the purposes of restraining you from any actual or threatened breach of such covenants.

         (e) In the event that, following the termination of this Agreement, you are entitled to receive any further payments other than for compensation or other amounts accrued prior to termination or expiration of this Agreement, such payments shall nonetheless cease and the Company shall no longer be obligated to make such payments if there is a material breach of any of the covenants in this paragraph 5 and you shall forthwith upon demand of the Company repay any such amounts paid to you subsequent to the date such breach occurred.


         6. EFFECTIVE DATE OF AGREEMENT. This Agreement shall be effective (the "Effective Date") as of the date executive commences his employment with the Company (expected to be October 21, 1996).


         7.   MISCELLANEOUS.

         (a) This Agreement constitutes the entire agreement between the parties hereto with regard to the subject matter hereof, superseding all prior understandings and agreements whether written or oral. This Agreement may not be amended or revised except by a writing signed by the parties.

         (b) This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns, but may not be assigned by either party without the prior written consent of the other.

         (c) Any notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly made when delivered or 2 days after being mailed by United States registered mail, return receipt requested and postage prepaid, addressed as follows (or to such other address as you or the Company may specify by notice hereunder to the other):

               If to you:

                    Michael R. Hamilton
                    (at such address as
                    you provide to the
                    Vice President-Secretary
                    in writing)

               If to the Company or the Parent:

                    Hills Stores Company
                    15 Dan Road
                    Canton, Massachusetts  02021
                    Attention:  Vice President-Secretary

         (d) Captions have been inserted solely for convenience of reference and in no way define, limit or describe the scope or substance of any provisions of this Agreement.

         (e) The provisions of this Agreement are severable, and the in-validity of any provision shall not affect the validity of any other provision.

         (f) This Agreement shall be construed under and governed by the internal laws of the Commonwealth of Massachusetts.

         (g) This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument. If the foregoing correctly sets forth our understanding on the subject matter hereof, kindly sign and return to the Company the enclosed copy hereof, which will thereupon become our binding agreement.

                                Sincerely,

                                Hills Department Store Company



                                By:/s/ Gregory K. Raven
                                   --------------------
                                   Gregory K. Raven
                                   President


                                Hills Stores Company


                                By:/s/ William K. Friend
                                   ---------------------
                                   William K. Friend
                                   Vice President-Secretary


Agreed:

Employee


/s/ Michael R. Hamilton
-----------------------
Michael R. Hamilton

       11/19/96
-----------------------
Date