Form 10-K405
period 1997-02-01
HILLS STORES CO /DE/
filed 1997-04-25
CIK 786877

UNITED STATES
	             		       SECURITIES AND EXCHANGE COMMISSION
                    					    Washington, D.C. 20549


                         							   FORM 10-K


   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

       	 For the fiscal year ended February 1, 1997

                           							      or

       	 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

       	 For the transition period from ___________ to ____________

                    					  Commission file number 1-9505

				                     			   HILLS STORES COMPANY
					                        		--------------------
          			 (Exact name of registrant as specified in its charter)

           		 DELAWARE                                       31-1153510
       		     --------                                       ----------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

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

12 1/2% Senior Notes due 2003, Series B          New York Stock Exchange

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

                   					  Yes      X         No
                   					      -----------       -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 31, 1997 was $42,140,548 with respect to the Common Stock and $4,669,200 with respect to the Series A Convertible Preferred Stock, which has coextensive voting rights with the Common Stock.

      	      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
          			  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   					  Yes      X         No
                   					      -----------       -----------

The number of shares of Common Stock outstanding as of March 31, 1997 was 10,280,547.

                  					DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Part III of this report on Form 10-K are incorporated by reference from the proxy statement dated May 5, 1997 for the annual meeting of stockholders to be held on June 17, 1997.

                      					      TABLE OF CONTENTS

                            							   PART I
ITEM 1.    Business ....................................................   4
ITEM 2.    Properties ..................................................   7
ITEM 3.    Legal Proceedings ...........................................   7
ITEM 4.    Submission of Matters to a Vote of Security Holders .........   8
       	   Executive Officers of the Registrant ........................   8


                            							   PART II

ITEM 5.    Market for the Registrant's Common Equity and Related
       	   Stockholder Matters .........................................  10
ITEM 6.    Selected Financial Data .....................................  11
ITEM 7.    Management's Discussion and Analysis of Financial
	          Condition and Results of Operation ..........................  12
ITEM 8.    Financial Statements and Supplementary Data .................  17
ITEM 9.    Changes in and Disagreements with Accountants on
       	   Accounting and Financial Disclosure .........................  17

                            							   PART III

ITEM 10.   Directors and Executive Officers of the Registrant ..........  18
ITEM 11.   Executive Compensation ......................................  18
ITEM 12.   Security Ownership of Certain Beneficial Owners and
       	   Management ..................................................  18
ITEM 13.   Certain Relationships and Related Transactions ..............  18

                            							   PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports
       	   on Form 8-K .................................................  19


                            							   PART I

ITEM 1.    BUSINESS
       	   --------

Hills Stores Company (the "Company" or "Hills") operates, through its wholly-owned subsidiary Hills Department Store Company ("HDSC"), a chain of discount department stores under the trade name of Hills Department Stores. These stores are located primarily in the Great Lakes and Ohio Valley regions of the United States. One new store was opened in 1996. At fiscal year-end, the Company operated 165 stores in twelve states. Shortly before year-end, Hills announced plans to close 10 stores during the first quarter of fiscal 1997, reducing the chain to 155 stores.

The Company is a leading regional discount retailer offering a broad range of brand name and other first quality general merchandise. Management's business strategy stresses every day low prices, depth and breadth of products in selected merchandise categories, remodeled facilities and strict operating controls.

Hills stores are located in cities and towns of varying sizes, with some of the larger cities being Pittsburgh, Buffalo and Cleveland. The Company concentrates its stores in selected markets within a geographic region in order to reinforce marketing programs, enhance name recognition, achieve market penetration, and gain economies of scale in management, advertising and distribution.

Since 1991, the Company has remodeled all of its stores and is continuing the program on an ongoing basis. The remodeling program is designed to make and keep the Company's stores more visually appealing to customers and to take full advantage of the most profitable merchandise categories.

Store managers report to district managers, who report to regional vice presidents. The district managers and regional vice presidents visit their stores on a regular basis to oversee operations. Store managers and associates are empowered to respond directly to the needs of the customers. The Company maintains a stores headquarters office strategically located near Pittsburgh.

The Company believes that its customer base consists primarily of female customers shopping for family needs. Accordingly, Hills emphasizes merchandise in its softlines departments and selected hardlines departments, such as toys and seasonal merchandise, which appeal to Hills' targeted female customer. The Company considers the breadth and depth of its merchandise in these departments to be an important factor in attracting and retaining customers, and accordingly emphasizes the availability of a wide selection of sizes, styles and colors of items in these departments.

Hills carries a diverse line of products, all first quality, including a full line of clothing for women, men and children, toys, health and beauty aids, small household appliances and housewares, home entertainment equipment, hardware, stationery and greeting cards, automotive supplies, lawn and garden products and jewelry. Hills licenses its footwear departments to a nationally known footwear retailer. Hills offers a broad range of brand name apparel and other products for the family and supplements brand name goods with manufacturers' private brands (brands made by major manufacturers but not nationally advertised) and Hills' private label program (approximately 5% of total purchases). The Company accepts all major consumer credit cards and offers a year-round layaway program.

Imported goods are purchased by Hills through its importing subsidiary and from other sources. In fiscal year 1996, the subsidiary, C.R.H. International, Inc. ("CRH"), imported products that accounted for approximately 12% of total purchases of the Hills Department Stores chain.

Hills uses a centralized buying organization staffed by merchandise managers, buyers and a support staff organized along the Company's product lines. Most of Hills' buying organization is located at its Canton, Massachusetts offices. Hills also maintains a fashion buying office in the garment district of New York City to purchase and merchandise women's fashion and basic apparel.

The Company's central distribution facilities are located in Columbus, Ohio. These facilities provide central stocking of merchandise and flow-through allocation of merchandise for delivery to the stores. During fiscal year 1996, the Company shipped approximately 60% of the dollar value of its merchandise receipts through these distribution facilities, which consisted primarily of items handled in casepack quantities and imports. The balance of the Company's merchandise receipts, consisting primarily of apparel and less-than casepack quantity items, were delivered to stores direct from vendors or through a variety of distributor, jobber or in-store service vendors. In 1997, the Company plans to open an interim processing center, primarily focused on apparel, to pre-process merchandise, thereby reducing in-store handling costs and consolidating and reducing freight costs. Hills is presently conducting a study directed towards opening a second full service distribution facility, not later than 1999, which will include breakpack capabilities to enable less-than casepack quantity deliveries to stores. The second distribution center initiative may involve an interim facility in 1998.

The Company relies extensively on computerized information systems. Hills operates its principal information technology center at its corporate offices in Canton, Massachusetts. All Hills stores, distribution centers and administrative locations are tied to the information center's computer by means of an on-line data communications network.

Hills' merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning and allocation, purchase order management, merchandise distribution, receiving, sales capture, inventory control, open-to-buy and replenishment. Hills maintains electronic data inter-change (EDI) connections through third party services to a large number of its vendors. Unit sales data are recorded via the point-of-sale register systems in each store. The point-of-sale registers and bar code scanners in all stores significantly reduce labor intensive price marking and price changes. Each Hills buyer has on-line access to information via a workstation located in the buyer's office. Sales performance reports are received both daily and weekly and assist management in making related merchandising decisions. The merchandising systems allow Hills to distribute specific categories and styles of merchandise to each store based upon the sales patterns of the stores. Store operations are supported by a number of additional on-line systems including electronic correspondence among all locations, payroll and labor scheduling systems, price change management and layaway control.

Hills has embarked on a project designed to replace most of its existing systems and enhance processes to meet the demands of retailing in the year 2000 and beyond. The Company will update its hardware and applications and reengineer its business processes in order to take advantage of new technology. Hills anticipates substantially completing this project prior to the 1998 Christmas selling season.

The discount general merchandise retail business is highly competitive. The Company considers merchandise price, presentation, selection and quality, store location, and the expertise of its buying, selling and support management and associates to be the most significant competitive factors. Hills' principal competitors are regional and national discount department store chains, some of which, such as Wal-Mart, Kmart, and Target, as well as specialty retailers, such as Toys "R" Us, are larger and have more capital than Hills. Management believes that the Company's store remodeling program and its strength in certain merchandising lines allow it to defend its competitive position, even with Wal-Mart's presence in most of the Company's markets.

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

As of March 31, 1997, Hills employed approximately 16,200 persons, including approximately 9,200 full-time and 7,000 part-time employees. None of the Company's employees are represented by a labor union. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company considers its relations with its employees to be good.

During the 1996 fiscal year, the Company rebuilt its senior management team with the addition of a new president and chief executive officer, executive vice president-chief financial officer, executive vice president-store and distri-bution operations, corporate vice president-human resources, vice president-information technology and services, vice president-controller, vice president-treasurer, and a regional vice president. In addition, several other vice president positions were filled by internal promotions and reorganizations, including a regional vice president, a vice president-merchandise presentation, and two merchandise vice presidents. The Company has also recently hired a new vice president-logistics. As of the date of this Report, the Company has vacancies in the positions of executive vice president-chief merchandising officer and vice president-marketing. The Company also strengthened its balance sheet by refinancing its long-term senior debt, deferring maturities to 2003, and obtaining a replacement $300 million revolving credit facility with greater financing flexibility.

Certain statements contained in this document are foward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic condi-tions, consumer demand, consumer preferences and weather patterns in the Great Lakes and Ohio Valley regions of the United States; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms, the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; acquisition and divestment activities; and other factors that may be described in this document.

ITEM 2.    PROPERTIES
	       	  ----------

At the end of fiscal 1996, Hills operated 165 stores (164 stores leased and one owned) in the states of Pennsylvania, Ohio, New York, West Virginia, Indiana, Virginia, Tennessee, Illinois, Kentucky, Maryland, Massachusetts and North Carolina. The stores are located in regional and other enclosed shopping malls, strip shopping centers and as free standing units. In early 1997, the Company closed 10 stores, located in Kentucky (2), North Carolina (4), Virginia (3) and Ohio (1). The Company leases nearly all of its stores under long-term leases. In addition, Hills leases buying and administrative offices, including the Company's executive, buying and administrative office in Canton, Massachusetts, the stores headquarters in Aliquippa, Pennsylvania, and a buying office in New York, New York, and its central distribution facilities in Columbus, Ohio.

The typical store lease has an initial term of between 20 and 30 years, with four to seven renewal periods of five years each, exercisable at the Company's option. Substantially all of the Company's leases provide for a minimum annual rent that is constant or adjusts to fixed levels through the lease term, including renewal periods. Most leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved. See
Note 7 of the Notes to Consolidated Financial Statements for additional information about the Company's long-term leases.

ITEM 3.    LEGAL PROCEEDINGS
       	   -----------------

In September 1995, the Company and HDSC filed a suit in the Court of Chancery of the State of Delaware against the former members of the Board of Directors (the "Former Directors") of the Company. That action seeks, among other things, recovery of damages caused by the breach by the Former Directors of their fiduciary duties to shareholders arising from the refusal of the Former Directors to approve the change in control which took place on July 5, 1995 (the "1995 Change of Control") following the election of seven replacement directors by the shareholders of the Company. In October 1995, the defendents filed a motion to dismiss the suit. In February 1996, the court granted a motion of the Former Directors to stay discovery pending the outcome of their motion to dismiss. In March 1997, the court denied the Former Directors' motion to dismiss.

The Company and HDSC also filed suit against Smith Barney, Inc. in September 1995 in the New York State Supreme Court for the County of New York, seeking damages for losses, as stated in the complaint, caused by the gross negligence of this firm in rendering financial advice to the Former Directors of the Company in breach of their fiduciary duties. In April 1996, the court granted Smith Barney's motion to dismiss this suit. In May 1996, the Company filed in the Appellate Division a Notice of Appeal of the trial court's dismissal of the suit. The appeal is presently pending.

In August 1995, in the Court of Chancery of the State of Delaware, three share-holders of the Company, Gayle Dolowich, Ivan J. Dolowich and Joseph Weiss, filed a class action lawsuit against the seven new directors of the Company elected at the 1995 annual meeting, Dickstein Partners Inc. ("Dickstein Partners") and the Company. In November 1995, the plaintiffs amended their complaint to include a shareholder's derivative cause of action against the Former Directors for breach

       	    -----------------------------

of their fiduciary duties to the Company and its shareholders. In the amended complaint, the plaintiffs claim (under Section 225 of the Delaware Corporation
Code) that in connection with Dickstein Partners' effort to solicit proxies in support of the election of its nominees for directors of the Company, Dickstein Partners issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. On the Section 225 claim, the plaintiffs seek an order nullifying the election of directors and declaring there has been no "change of control" of the Company. The derivative cause of action seeks damages against the Former Directors. In January 1996, in the same Delaware Chancery Court, another shareholder, Peter M. Fusco, filed a substantially similar class action and shareholder derivative suit against the parties named in the Dolowich suit. The Former Directors filed a motion to dismiss the Dolowich and Fusco suits, and that motion was argued in October 1996 and is presently pending.

The Company is involved in various other suits and claims in the ordinary course of business.

Management does not believe that the disposition of such suits and claims will have a material adverse effect upon the continuing operations and financial position of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       	  ---------------------------------------------------

NONE


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(Furnished pursuant to General Instruction G of Form 10-K)

The executive officers of the Company currently are:

Gregory K. Raven, 47, was elected President and Chief Executive Officer and a Director of Hills on February 7, 1996. He was executive vice president, finance and chief financial officer of Revco D.S., Inc., from September 1988 until August 1995. From 1977 until he joined Revco in 1987, Mr. Raven served in various financial management capacities with The Great Atlantic & Pacific Tea Company, Inc.

Michael R. Hamilton, 51, joined the Company as Executive Vice President-Operations on October 21, 1996. Prior to joining Hills, Mr. Hamilton had been executive vice president of store operations for Venture Stores, Inc. He joined Venture in 1973 and at the date of his departure from Venture he served as executive vice president of stores, asset protection and leased businesses.

C. Scott Litten, 47, was elected Executive Vice President and Chief Financial Officer on April 23, 1996. Previously, he served as senior vice president-finance of Hechinger Stores Company from May 1994 to September 1995. He also held positions as chief financial officer at The Butler Group, Inc. (January 1993 to May 1994) and senior vice president-finance of Family Dollar Stores, Inc. (August 1989 to December 1991). He is a certified public accountant.

Kim D. Ahlholm, 40, became Vice President-Financial Services in September 1996. She had been Vice President-Controller since March 1994, Treasurer from June 1993 to March 1994, Assistant Controller from July 1990 to June 1993 and Director-Audit from April 1989 to June 1990. She is a certified public accountant.

John M. Doyle, 37, joined the Company as Vice President-Treasurer on
September 23, 1996. He had been vice president and treasurer of Carson Pirie Scott & Co. from 1995 to September 1996, and held various financial management positions since joining that company in 1991 and at Marshall Field's from 1985 to 1990. Mr. Doyle is a certified public accountant.

William K. Friend, 50, is and since December 1985 has been Vice President-Secretary and Corporate Counsel for Hills. Prior to joining Hills, Mr. Friend held senior management positions with SCOA Industries Inc. and Shoe Corporation of America, Hills' predecessor companies.

Reginald B. Garrett, 49, became Corporate Vice President-Human Resources on December 1, 1996. Prior to that date, he had been vice president-human resources for Montgomery Ward & Company, Inc., since 1993. In addition,
Mr. Garrett held various human resource management positions with Wal-Mart Stores, Inc. (1991 to 1993), Zale Corporation, Cook United, Inc., Cole National Corporation, and Sherwin-Williams Company.

Wollaston B. Morin, 54, became Vice President-Information, Technology & Services in February 1997. He joined Hills on October 23, 1996 as Vice President-Information Systems. He served as vice president of information services for Stride Rite Corporation from July 1993 to October 1996 and for Marshalls from 1989 to June 1993. Previously, he held other senior management MIS positions with Zayre, Allied Stores, and Talbot's.

Brian J. Sheehan, 41, joined the Company as Vice President-Controller on September 5, 1996. Prior to joining Hills, Mr. Sheehan was vice president and chief financial officer of Healthcare Direct Inc., since November 1995. He served as assistant corporate controller of Caldor Corporation from 1990 to 1995.

Officers are elected to serve until their successors are elected and qualified.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       	   MATTERS
	          -----------------------------------------------------------------

(a) The principal market on which the Company's Common Stock is traded is the New York Stock Exchange. The following table sets forth the range of high and low prices of the Company's Common Stock as reported on the New York Stock Exchange during each quarter of fiscal years 1995 and 1996.

COMMON STOCK PRICES
-------------------
     Quarter Ended                 High Price            Low Price
     February 1, 1997               $ 7.750               $ 2.750
     November 2, 1996               $ 8.875               $ 6.750
     August 3, 1996                 $12.875               $ 6.875
     May 4, 1996                    $13.750               $ 7.875

     February 3, 1996               $12.000               $ 7.125
     October 28, 1995               $18.125               $ 8.125
     July 29, 1995                  $24.875               $18.125
     April 29, 1995                 $22.750               $18.250

(b) As of March 31, 1997, there were outstanding 10,280,547 shares of Common Stock held by 2,234 holders of record, and 933,840 shares of Series A Conver-tible Preferred Stock held by 2,047 holders of record.

(c) During the quarter ended February 1, 1997, the Company issued 43,279 shares of Common Stock (the "Common Shares"), upon the conversion of 43,279 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares"). The Series A Preferred Shares were issued pursuant to the exemption from registra-tion set forth in Section 1145(a) of the Federal Bankruptcy Code, and the Common Shares were issued pursuant to the exempton from registration set forth in
Section 3(a)(9) of the Securities Act of 1933, as amended.

(d) The Company has not paid a cash dividend on its Common Stock in the last two fiscal years. The Loan and Security Agreement dated as of September 30, 1996, as amended, between HDSC and CRH as the Borrowers, BankAmerica Business Credit, Inc. as the Agent, and the Company and its other subsidiaries as the Guarantors, prohibits the payment of dividends on the Company's Common Stock. HDSC is permitted to make all transfers of funds (in the form of loans, advances or cash dividends) to the Company necessary for the Company to pay interest on the Senior Notes and otherwise conduct its activities as a holding company; however, such transfers can not be made for purposes other than in the normal course of business. The Company's Senior Note Indenture also has restrictions on the payment of cash dividends. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.


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

                                      																  Successor Company                         ||        Predecessor Company
                      											  ------------------------------------------------------------------------------------------------
(in thousands,                          Fiscal           Fiscal         Fiscal       Seventeen    ||   Thirty-Five        Fiscal
except per share amounts                 Year             Year           Year       Weeks Ended   ||   Weeks Ended         Year
and number of stores)                    1996             1995           1994    January 29, 1994 || October 2, 1993       1992
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  ||
Net sales                             $1,878,477      $1,900,104      $1,872,021      $772,685    ||   $ 992,848       $1,750,266
Gross profit                          $  486,124      $  515,683      $  531,800      $223,034    ||   $ 282,549       $  500,454
																										                                                                        ||
Net earnings (loss)                                                                               ||
  applicable to common                                                                            ||
  shareholders before                                                                             ||
  extraordinary items                 $  (30,780)(1)  $  (16,666)(2)  $   40,431(3)   $ 36,235    ||   $  (9,747)      $   24,385
																										                                                                        ||
Net earnings (loss)                                                                               ||
  applicable to                                                                                   ||
  common shareholders                 $  (35,058)(1)  $  (16,666)(2)  $   40,431(3)   $ 36,235    ||   $ 248,492 (4)   $   47,264
																										                                                                        ||
Fully-diluted earnings (loss)                                                                     ||
  per common share                    $    (3.39)     $    (1.66)     $     2.73      $   2.45    ||   $   11.30 (5)   $     2.15(5)
Fully-diluted average shares                                                                      ||
  outstanding                             10,336          10,029          14,832        14,794    ||      21,982           21,982
																										                                                                        ||
FINANCIAL POSITION:                                                                               ||
Total assets                          $  900,353      $  863,563      $1,009,801      $928,129    ||   $ 987,268       $  945,673
Working capital                       $  183,255      $  147,090      $  241,486      $171,440    ||   $ 301,980       $  299,927
Liabilities subject to                                                                            ||
  compromise (6)                      $        -      $        -      $        -      $      -    ||   $ 775,169       $  761,443
Long-term obligations                 $  229,100      $  185,169      $  185,169      $160,000    ||   $       -       $        -
Long-term obligations                                                                             ||
  under capital leases                $  120,539      $  118,776      $  124,508      $130,626    ||   $ 122,230       $  133,457
Preferred stock                       $   19,942      $   24,636      $   64,144      $100,000    ||   $  33,143       $   31,481
Common shareholders'                                                                              ||
  equity (deficit)                    $  224,784      $  254,663      $  306,741      $230,235    ||   $(186,934)      $ (183,172)
Number of stores operated                                                                         ||
  at period end                              165             164             154           151    ||         151              154

(1) Includes a $33.7 million pretax charge ($20.7 million after tax, or $2.00 per fully-diluted share) related to the estimated cost of impairment of long-lived assets and the closing of ten stores in January 1997.  In addition, the net loss applicable to common shareholders includes an extraordinary after tax loss of $4.3 million, or $0.41 per fully-diluted share, from early extinguishments of debt.
(2) Includes a $45.5 million pretax charge ($32.5 million after tax, or $3.24 per fully-diluted share) incurred in connection with the 1995 Change in Control (see Note 19 of Notes to Consolidated Financial Statements).
(3) Includes the following pretax items:  $9.6 million of income related to a reversal of liabilities established in fresh-start accounting, $2.2 million paid to holders of the Company's Senior Notes in connection with the Company's self-tender in March
    1995, and a $4.5 million pension gain.
(4) Includes a $258.2 million after tax extraordinary gain on the discharge of prepetition debt.
(5) Fully-diluted earnings per share for the thirty-five weeks ended October 2, 1993 includes an extraordinary gain per common share of $11.75 on the discharge of prepetition debt.  Fully-diluted earnings per share for fiscal 1992 includes an extraordinary credit per common share of $1.04 attributable to the realization of the benefit of tax loss carryforwards.
(6) On February 4, 1991, the Company, its former parent, Hills Department Stores, Inc., and the five principal subsidiaries of the Company, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.  As a result, the Company reclassified certain current liabilities to Liabilities subject to compromise at February 3, 1991.

THE SELECTED FINANCIAL DATA SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       	   -------------------------------------------------
       	   CONDITION AND RESULTS OF OPERATIONS
       	   -----------------------------------

RESULTS OF OPERATIONS

FISCAL YEAR ENDED FEBRUARY 1, 1997 (FISCAL 1996) VERSUS
       YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995)

Net sales decreased 1.1% compared with fiscal 1995 principally due to fiscal 1996 having 52 weeks compared with 53 weeks in fiscal 1995. Comparable store sales, on an equivalent 52 week calendar basis, decreased 1.7%. In particular, sales were weak in men's and children's apparel, and the home decor categories of the business.

Cost of sales as a percentage of sales was 74.1% in fiscal 1996 compared with 72.9% in fiscal 1995. This margin decrease of 1.2% was due to a higher rate of markdowns, particularly in the men's and girl's apparel, toys, and seasonal categories. The decrease was partially offset by an improvement in inventory shrinkage results.

Selling and administrative expenses, including depreciation and other occupancy costs, as a percentage of sales was 23.3% in fiscal 1996 compared with 22.5% in fiscal 1995. The 0.8% increase was largely due to the full year impact of expenses associated with the mid-year opening of ten new stores in fiscal 1995 compared with one store that opened in fiscal 1996, combined with the decrease in sales. Expenses per average store decreased by 3.1%.

Earnings before interest, taxes, depreciation, amortization, store closing expenses, change in control costs, and other non-cash items (EBITDA) was $84.7 million in fiscal 1996 compared with $119.3 million in fiscal 1995.

During fiscal 1996, the Company recorded a $33.7 million charge for the impairment of long-lived assets and store closings. See Note 15 of the Notes to Consolidated Financial Statements.

Costs related to the 1995 Change in Control were $45.5 million. See Note 19 of the Notes to Consolidated Financial Statements.

Interest expense was $53.6 million in fiscal 1996 compared with $47.7 million in fiscal 1995. The $5.9 million increase was primarily due to the refinancing of $160 million, 10.25% Senior Notes with $195 million, 12 1/2% Senior Notes. This increase was partially offset by decreased interest related to bank borrowings under the Company's working capital facilities due to lower average borrowings and lower interest rates. See Financial Condition, Liquidity and Capital Resources. Average direct borrowings under the revolving credit facilities were $58.0 million for fiscal 1996 at an average interest rate of 8.4%, with peak borrowings of $142.8 million. In fiscal 1995, average borrowings approximated $62.6 million at an average interest rate of 9.4%, with peak borrowings at $188.0 million.

In fiscal 1996, the Company recorded a tax benefit of $14.0 million on a loss before income taxes and extraordinary items of $44.8 million, an effective tax rate of 31.3%. Of the total tax benefit, $13.0 million related to impairment and store closing charges. The remaining $1.0 million tax benefit related to the $11.1 million pretax loss before those charges, a 9.0% effective tax rate, resulted from non-deductible goodwill amortization and certain expenses only partially deductible for state income tax purposes.

FISCAL YEAR ENDED FEBRUARY 1, 1997 (FISCAL 1996) VERSUS
       YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995) (CONTINUED)

In connection with the Senior Notes refinancing mentioned above and the refinancing of the Company's working capital facility, the Company recognized an extraordinary after-tax loss of $4.3 million. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995) VERSUS
   FISCAL YEAR ENDED JANUARY 28, 1995 (FISCAL 1994)

Net sales increased 1.5% compared with fiscal 1994. The improvement was attributable to opening ten new stores and fiscal 1995 having 53 weeks compared to 52 weeks in fiscal 1994. The extra week represented an increase in sales of $17.6 million. Sales increases in hardlines categories, particularly in areas associated with the home, all occasion and electronics, were partially offset by a decrease in apparel sales. Comparable store sales, excluding the fifty-third week, decreased 3.9%.

Cost of sales as a percentage of sales was 72.9% in fiscal 1995 compared with 71.6% in fiscal 1994. This margin decrease of 1.3% was due to a higher rate of markdowns, particularly in the apparel categories, a shift in the mix of business to lower margin hardlines categories, and a decrease in the purchase markup percentage in the hardlines areas.

Selling and administrative expenses, including depreciation and other occupancy costs, as a percentage of sales was 22.5% in fiscal 1995 and 21.9% in fiscal 1994. Savings in payroll and payroll related expenses as a percentage of sales were offset by increased advertising costs in the Company's new markets and higher operating costs associated with opening ten new stores. Fiscal 1994 expenses included the following unusual items: a $4.5 million gain from the elimination of pension obligations and a credit due to a reversal of liabilities established in "fresh-start" reporting totalling $9.6 million. These credits were partially offset by $2.2 million paid to the holders of the Company's Senior Notes in connection with the Company's repurchase of $75 million of common stock. Selling and administrative expenses excluding these unusual items, as a percentage of sales, was 22.6% in fiscal 1994.

EBITDA was $119.3 million in fiscal 1995 compared with $138.1 million in fiscal 1994. The $138.1 million represents first-in, first-out (FIFO) earnings before interest, taxes, depreciation, amortization and the unusual items noted above.

Costs related to the 1995 Change in Control were $45.5 million. See Note 19 of the Notes to Consolidated Financial Statements.

Interest expense was $47.7 million in fiscal 1995 compared with $35.9 million in fiscal 1994. The $11.8 million increase was primarily due to interest on borrowings under the revolving credit facility (mainly caused by cash outflows during fiscal 1995 for the repurchase of common stock for $75 million and for $45.5 million of costs related to the change in control, and by the store expansion program) and additional amortization of deferred financing costs related to securing a new revolving credit facility. Average direct borrowings under the revolving credit facility were $62.6 million for fiscal 1995 at an average interest rate of 9.4%, with peak borrowings of $188.0 million. In fiscal 1994, average borrowings approximated $88,000 at an average interest rate of 9.25%, with peak borrowings at $8.0 million.

FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995) VERSUS
   FISCAL YEAR ENDED JANUARY 28, 1995 (FISCAL 1994) (CONTINUED)

In fiscal 1995, the Company recorded a tax expense of $3.2 million on a loss before income taxes of $13.5 million. A tax benefit of $13.8 million, an effective tax rate of 30.4%, was attributable to the $45.5 million of costs related to change in control due to certain nondeductible costs. A tax expense of $17.0 million, an effective tax rate of 53.2%, was attributable to all other pretax income of $32.0 million as a result of nondeductible goodwill amortization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Certain statements contained in this document (in particular, the discussion of liquidity) are forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions, consumer demand, consumer preferences and weather patterns in the Great Lakes and Ohio Valley regions of the United States; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; acquisition and divestment activities; and other factors that may be described in this document.

Effective September 30, 1996, the Company, through its wholly-owned subsidiary Hills Department Store Company ("HDSC"), and C.R.H. International, Inc., a wholly-owned subsidiary of HDSC, obtained a new $300 million secured revolving credit facility (the "Facility"), replacing an existing facility. The Facility was amended in March 1997. See Note 5 of the Notes to Consolidated Financial Statements.

In April 1996, the Company issued $195 million of unsecured 12 1/2% Senior Notes (the "New Senior Notes") due 2003. The Company subsequently redeemed or called for redemption all of its $160 million of outstanding 10.25% Senior Notes due 2003. See Note 6 of the Notes to Consolidated Financial Statements.

The Company has significant commitments which require cash outflows for operating and capital lease payments and financing obligations. These commitments are expected to approximate $63.3 million for fiscal 1997.

A summary of cash flow information and financial position is presented below (in thousands):
                                     											   Fiscal           Fiscal
                                     											    1996             1995
-------------------------------------------------------------------------------
Cash and cash equivalents
  at begining of period                           $ 22,898         $197,474
Net cash provided by (used for)
  operating activities                              47,519        (  20,587)
Capital expenditures                             (  32,858)       (  56,714)
Refinancing of Senior Notes                         25,151                -
Capital lease and sale/leaseback financing          10,092        (   6,121)
Cash distributions pursuant to the
  Plan of Reorganization                         (   2,682)       (   5,297)
Shares repurchased per self-tender offer                 -        (  75,000)
Deferred finance costs and other
  financing activities                           (   3,957)       (  10,857)
                                     											  --------         --------
Cash and cash equivalents
  at end of period                                $ 66,163         $ 22,898
                                     											  ========         ========

Working capital at end of period                  $183,255         $147,090
										                                     	  ========         ========

Net cash provided by operating activities for fiscal 1996 increased by $68.1 million compared with fiscal 1995. This increase in cash provided by operating activities was primarily due to $45.5 million of costs in fiscal 1995 related to the 1995 Change in Control.

Capital expenditures were $32.9 million for fiscal 1996 compared with $56.7 million for fiscal 1995, a $23.8 million decrease. This decrease was due to the completion of the Company's chainwide store remodeling in fiscal 1995. In addition, the prior year's use of cash reflected the impact of opening ten new stores. During fiscal 1997, capital expenditures are expected to approximate $30 million. The Company expects to open no new stores during fiscal 1997. Fiscal 1997 investing activities are expected to include approximately
$20 million of deferred, intangible costs for software procurement, development and installation costs.

Net cash provided by financing activities was $28.6 million for fiscal 1996 compared with a $97.3 million use of cash in the same period a year ago, a $125.9 million increase. The increase was primarily due to $25.2 million in net proceeds received from the issuance of long-term debt in excess of the debt refinanced, $16.6 million received from fixture and equipment financings, and the prior year payment of $75.0 million related to the Company's self-tender offer.

As a result of the Company's long-term financing activities during fiscal 1996 and the improvements in the Facility (see Note 5 of the Notes to Consolidated Financial Statements), the Company has improved its liquidity compared with the prior year. Excess credit availability under the Facility at February 1, 1997 was approximately $149.2 million compared with approximately $145.7 million at February 3, 1996.

The Company believes that its credit arrangements, together with cash from operations, will enable the Company to maintain the liquidity necessary to finance its continuing operations, including its planned capital expenditures and software procurement, and installation costs for fiscal 1997.

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

See accompanying page F-1 through F-27.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
       	   -----------------------------------------------------------
       	   AND FINANCIAL DISCLOSURE
       	   ------------------------

On November 14, 1995, the Company engaged Deloitte & Touche LLP ("Deloitte & Touche") as its independent auditors, following the resignation of Coopers & Lybrand L.L.P. ("Coopers & Lybrand") as independent auditors for the Company on November 8, 1995.

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

The Company has agreed to hold Coopers & Lybrand harmless against legal costs and expenses incurred in a successful defense of a legal action or proceeding related to the inclusion of its report in the Company's Registration Statement on Form S-4 relating to the exchange of New Senior Notes, whereby Coopers & Lybrand is not found culpable nor pays any part of the plaintiff's damages, legal costs and expenses as a result of a judgment or a settlement of a claim against it. The Company has deposited a total of $500,000 in escrow to fund payments under this indemnification arrangement. In addition, the Company and the affiliates of Dickstien Partners Inc. who own shares of the Company's Common

Stock have released Coopers & Lybrand from any and all claims, demands and liabilities whatsoever on account of professional services that Coopers & Lybrand performed, as independent auditors, for either or both of the Company and HDSC through November 8, 1995. The Company has further agreed to reimburse Coopers & Lybrand for its professional time and expenses, including reasonable attorney's fees, incurred in responding to subpoena or other legal process to produce its documents relating to the Company in a legal action or proceeding in which Coopers & Lybrand is not a party.

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


                             							  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       	   --------------------------------------------------

Incorporated by reference from the item entitled "Information About Nominees" in the proxy statement dated May 5, 1997 for the annual meeting of stockholders to be held June 17, 1997, except for information regarding executive officers of the Company, which information is furnished in a separate item captioned "Executive Officers of the Registrant" in Part I of this report.


ITEM 11.   EXECUTIVE COMPENSATION
       	   ----------------------

Incorporated by reference from the item entitled "Executive Compensation" in the proxy statement dated May 5, 1997 for the annual meeting of stockholders to be held June 17, 1997.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       	   --------------------------------------------------------------

Incorporated by reference from the item entitled "Beneficial Ownership" in the proxy statement dated May 5, 1997 for the annual meeting of stockholders to be held June 17, 1997.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       	   ----------------------------------------------

Incorporated by reference from the items entitled "Information About Nominees," "Executive Compensation," "Employment Contracts," and "Compensation of Directors" in the proxy statement dated May 5, 1997 for the annual meeting of stockholders to be held June 17, 1997.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
       	   ----------------------------------------------------------------

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

2.   Financial statement schedules

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

3.1(1) Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(2)    Amended and Restated By-Laws of the Company.

4.1(3) Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred Stock of the
	         Company.

4.2(4)    Form of Series 1993 Stock Right.

4.3(3) Indenture dated as of October 1, 1993 relating to the 10.25% Senior Notes due 2003 of the Company (the "Old Senior Note Indenture").

4.4(5) First Supplemental Indenture dated as of January 1, 1995 to the Old Senior Note Indenture.

4.5(5) Second Supplemental Indenture dated as of August 1, 1995 to the Old Senior Note Indenture.

4.6(6) Third Supplemental Indenture dated as of January 15, 1996 to the Old Senior Note Indenture.

4.7(7) Series 1993 Warrant Agreement dated October 4, 1993 between the Company and Chemical Bank, as Warrant Agent.

4.8(8)     Rights Agreement dated as of August 16, 1994 (the "Rights Agreement)
	          between the Company and Chemical Bank, as Rights Agent.

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

4.11(9)    Amendment dated as of October 18, 1995 to the Rights Agreement.

4.12(10) Indenture dated as of April 19, 1996 relating to the 12 1/2% Senior Notes due 2003, Series B, of the Company.

10.1(11) Loan and Security Agreement dated as of September 30, 1996 among the Financial Institutions named therein as the Lenders, BankAmerica Business Credit, Inc. as the Agent, Hills Department Store Company and C.R.H. International, Inc. as the Borrowers, and the other Loan Parties named therein.

10.2(12) First Amendment to the Loan and Security Agreement dated as of February 28, 1997.

10.3(13) * Employment Agreement made as of February 7, 1996 with Gregory K.
       	   Raven.

10.4     * Consulting Agreement made as of February 8, 1997 with Chaim Y.
	          Edelstein.

10.5(5)  * Employment Agreement made as of July 6, 1995 with William K. Friend.

10.6(14) * Employment Agreement made as of November 19, 1996 with Michael R.
       	   Hamilton.

10.7     * Separation Agreement dated February 7, 1996 between the Company and
       	   E. Jackson Smailes.

10.8     * Confidential Separation Agreement, Voluntary Release and Notice
	          dated March 6, 1997 between the Company and James E. Feldt.

10.9(4)  * 1993 Incentive and Nonqualified Stock Option Plan, as amended.

10.10(13)* 1996 Directors Stock Option Plan.

11.1       Computation of earnings per share.

16(15)     Letter re: change in certifying accountant.

21         Subsidiaries.

23.1       Consent of Deloitte & Touche LLP.

23.2       Consent of Coopers & Lybrand L.L.P.

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

11. Incorporated by reference from the Report on Form 8-K of the Company dated October 1, 1996.

12. Incorporated by reference from the Report on Form 8-K of the Company dated February 28, 1997.

13. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 3, 1996.

14. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended November 2, 1996.

15. Incorporated by reference from the Report on Form 8-K of the Company dated November 8, 1995.

(b)    Reports on Form 8-K:

1. A report on Form 8-K dated November 21, 1996 was filed by the Company concerning the third quarter financial press release issued on that date.

2. A report on Form 8-K dated January 13, 1997 was filed by the Company concerning planned store closings.


3. A report on Form 8-K dated February 28, 1997 was filed by the Company concerning the First Amendment to the Loan and Security Agreement.

4. A report on Form 8-K dated March 12, 1997 was filed by the Company con-cerning the fourth quarter and year-end press release issued on that date.

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on April 21, 1997.

                              									      HILLS STORES COMPANY

                              									      By: /s/William K. Friend
                                    											  -----------------------
                                    											  William K. Friend
                                    											  Vice President - Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
       	*              Chairman of the Board of the
------------------     Company and Hills Department
Chaim Y. Edelstein     Store Company                             April 21, 1997

       	*              Director, President and Chief
------------------     Executive Officer of the Company
Gregory K. Raven       and Hills Department Store Company
             			       (Principal Executive Officer)             April 21, 1997

       	*              Director of the Company and
------------------     Hills Department Store Company            April 21, 1997
Mark B. Dickstein

       	*              Director of the Company and
------------------     Hills Department Store Company            April 21, 1997
Stanton J. Bluestone

       	*              Director of the Company and
------------------     Hills Department Store Company            April 21, 1997
Samuel L. Katz

       	*              Director of the Company and
------------------     Hills Department Store Company            April 21, 1997
John W. Burden

       	*              Director of the Company and
------------------     Hills Department Store Company            April 21, 1997
Alan S. Cooper

             			       Executive Vice President-Chief
       	*              Financial Officer of the Company
------------------     and Hills Department Store Company
C. Scott Litten        (Principal Financial Officer)             April 21, 1997

       	*              Vice President-Controller of the
------------------     Company and Hills Department Store
Brian J. Sheehan       Company (Principal Accounting Officer)    April 21, 1997

*By: /s/ William K. Friend
     ---------------------
     William K. Friend
     Attorney-In-Fact

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Hills Stores Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Hills Stores Company and Subsidiaries as of February 1, 1997 and February 3, 1996 and the related consolidated statements of operations, common shareholders' equity, and cash flows for the years then ended (the "1996 and 1995 consolidated financial statements"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 1997 and February 3, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP




Boston, Massachusetts
March 11, 1997

                  					  REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of Hills Stores Company and Subsidiaries:

We have audited the accompanying consolidated statement of operations, cash flows and common shareholders' equity of Hills Stores Company and Subsidiaries for the year ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hills Stores Company and Subsidiaries for the year ended January 28, 1995 in conformity with generally accepted accounting principles.



                              								      Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 10, 1995

HILLS STORES COMPANY AND SUBSIDIARIES
____________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS
							                                           						     February 1,      February 3,
(dollars in thousands)                                          1997             1996
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 66,163         $ 22,898
 Accounts receivable, less allowance
  for doubtful accounts of approximately
  $4,500 and $3,500                                            24,346           25,187
 Inventories                                                  341,477          331,697
 Deferred tax asset, net (Note 16)                             46,491           34,011
 Other current assets                                           5,115            5,352
													                                                --------         --------
   Total current assets                                       483,592          419,145

Property and equipment, net (Note 2)                          173,701          190,893
Property under capital leases, net (Note 7)                   112,201          113,785
Beneficial lease rights, net (Note 1)                           6,848            8,247
Deferred tax asset, net (Note 16)                               8,085            8,233
Reorganization value in excess of amounts allocable
 to identifiable assets, net (Notes 1 and 3)                   97,508          107,514
Other assets, net (Note 1)                                     18,418           15,746
                                           													     --------         --------
                                           													     $900,353         $863,563
                                           													     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt (Note 7)                  $  7,255         $  5,732
 Accounts payable, trade                                      111,064           87,471
 Other accounts payable and accrued expenses (Note 4)         182,018          178,852
                                           													     --------         --------
   Total current liabilities                                  300,337          272,055

Senior notes (Note 6)                                         195,000          160,000
Obligations under capital leases (Note 7)                     120,539          118,776
Financing obligations - sale/leaseback (Note 7)                34,100           25,169
Other liabilities                                               5,651            8,264

Commitments and contingencies (Note 18)                             -                -

Preferred stock, at mandatory redemption value (Note 9)        19,942           24,636

Common shareholders' equity (Notes 10 and 11):
 Common stock, 50,000,000 shares of $0.01 par value
   authorized, 10,337,761 and 9,982,842 shares issued and
   outstanding                                                    103              100
 Additional paid-in capital                                   215,537          209,563
 Retained earnings                                              9,942           45,000
 Unearned compensation (Note 11)                            (     798)               -
													                                                --------         --------
   Total common shareholders' equity                          224,784          254,663
                                           													     --------         --------
                                           													     $900,353         $863,563
                                           													     ========         ========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF OPERATIONS
                               									   Fiscal Year     Fiscal Year      Fiscal Year
                              									      Ended           Ended            Ended
                               									   February 1,     February 3,      January 28,
(in thousands, except per                     1997            1996             1995
share amounts)                             (52 Weeks)      (53 Weeks)       (52 Weeks)
----------------------------------------------------------------------------------------

Net sales                                  $1,878,477      $1,900,104       $1,872,021
Cost of sales                               1,392,353       1,384,421        1,340,221
Selling and administrative expenses
  (Notes 6 and 8)                             437,593         428,212          410,661
Amortization of reorganization
  value in excess of amounts
  allocable to identifiable assets              6,050           7,755            8,986
Impairment of long-lived assets and
  store closings (Note 15)                     33,706               -                -
Costs related to change
  in control (Note 19)                              -          45,529                -
                               									   ----------      ----------       ----------
Operating earnings                              8,775          34,187          112,153

Interest expense, net (Note 1)                 53,555          47,666           35,869
                               									   ----------      ----------       ----------
                               									  (    44,780)    (    13,479)          76,284
Income tax benefit
  (provision) (Note 16)                        14,000     (     3,187)     (    35,853)
                               									   ----------      ----------       ----------
                               									  (    30,780)    (    16,666)          40,431
Extraordinary loss on early
  extinguishment of debt, net                   4,278               -                -
                               									   ----------      ----------       ----------
Net earnings (loss)                       ($   35,058)    ($   16,666)      $   40,431
                               									   ==========      ==========       ==========
Primary earnings (loss) per
  common share (Note 17):
    Earnings (loss) before
      extraordinary loss                  ($     3.00)    ($     1.70)      $     2.87
    Extraordinary loss                    (      0.42)              -                -
                               									   ----------      ----------       ----------
    Net earnings (loss)                   ($     3.42)    ($     1.70)      $     2.87
                               									   ==========      ==========       ==========

Fully-diluted earnings (loss)
  per common share (Note 17):
    Earnings (loss) before
      extraordinary loss                  ($     2.98)    ($     1.66)      $     2.73
    Extraordinary loss                    (      0.41)              -                -
                               									   ----------      ----------       ----------
    Net earnings (loss)                   ($     3.39)    ($     1.66)      $     2.73
                         												      ==========      ==========       ==========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS
                               									       Fiscal Year    Fiscal Year    Fiscal Year
                                     											 Ended          Ended          Ended
                               									       February 1,    February 3,   January 28,
                                     											  1997           1996          1995
(in thousands)                                 (52 Weeks)     (53 Weeks)    (52 Weeks)
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                            ($ 35,058)    ($ 16,666)      $ 40,431
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used for)
 operating activities:
  Depreciation and amortization                   35,130        31,784         26,801
  Amortization of deferred financing costs         5,942         4,847          4,649
  Extraordinary loss on extinguishment of debt     4,278             -              -
  Amortization of reorganization value in
    excess of amounts allocable to
    identifiable assets                            6,050         7,755          8,986
  Gain on termination of pension plan                  -             -      (   4,479)
  Loss on disposal of fixed assets                   998            54              -
  Impairment of long-lived assets
    and store closings                            28,958             -              -
  Decrease in deferred tax assets
   recognized through a reduction in
   reorganization value in excess of
   amounts allocable to identifiable assets        2,592         9,496         22,977
  Deferred income taxes                        (  12,332)    (  11,260)     (  30,984)
  Decrease (increase) in accounts receivable
   and other current assets                        1,078     (   2,325)     (     199)
  Decrease (increase) in inventories           (  15,080)    (  17,846)        12,614
  Increase (decrease) in accounts payable
   and other accrued expenses                     25,293     (  24,464)        39,959
  Other, net                                   (     330)    (   1,962)           772
                                     											--------      --------       --------
   Net cash provided by (used for)
    operating activities                          47,519     (  20,587)       121,527

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                           (  32,858)    (  56,714)     (  38,458)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of
   12 1/2% Senior Notes                          195,000             -              -
Fees incurred with the issuance of
   12 1/2% Senior Notes                        (   8,100)            -              -
Redemption of 10.25% Senior Notes              ( 160,000)            -              -
Payment of premium on debt redemption          (   1,749)            -              -
Principal payments under capital
   lease obligations                           (   6,467)    (   6,121)     (   5,529)
Proceeds from sale/leaseback financing            16,559             -         25,169
Cash distributions pursuant to the Plan
   of Reorganization                           (   2,682)    (   5,297)     (  14,419)
Shares repurchased per self-tender offer               -     (  75,000)             -
Deferred finance costs and
   other financing activities                  (   3,957)    (  10,857)     (   1,373)
                                     											--------      --------       --------
   Net cash provided by (used for)
    financing activities                          28,604     (  97,275)         3,848
                                     											--------      --------       --------
Net increase (decrease) in cash and
 cash equivalents                                 43,265     ( 174,576)        86,917

Cash and cash equivalents:
 Beginning of period                              22,898       197,474        110,557
									                                     		--------      --------       --------
 End of period                                  $ 66,163      $ 22,898       $197,474
                                     											========      ========       ========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
__________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                              	 								    Common Stock     Additional                                  Common
                                									------------------    Paid-in    Retained       Unearned     Shareholders'
(dollars in thousands)                    Shares    Amount    Capital    Earnings     Compensation      Equity
------------------------------------------------------------------------------------------------------------------
Balance at January 29, 1994              9,000,000   $ 90    $193,910     $36,235        $    -        $230,235

Conversion of Preferred Stock            1,792,805     18      35,838           -             -          35,856
Exercise of stock options                   11,979      -         219           -             -             219
Net earnings                                     -      -           -      40,431             -          40,431
                               									--------------------------------------------------------------------------

Balance at January 28, 1995             10,804,784    108     229,967      76,666             -         306,741

Retirement of Common Stock (Note 20)   ( 3,000,000) (  30)  (  59,970)   ( 15,000)            -       (  75,000)
Conversion of Preferred Stock            1,975,400     20      39,488           -             -          39,508
Exercise of stock options
  and warrants                               4,387      -          80           -             -              80
Exchange for Stock Rights (Note 12)        198,271      2   (       2)          -             -               -
Net loss                                         -      -           -    ( 16,666)            -       (  16,666)
                               									--------------------------------------------------------------------------
Balance at February 3, 1996              9,982,842    100     209,563      45,000             -         254,663

Conversion of Preferred Stock              234,674      2       4,692           -             -           4,694
Restricted stock grants                    120,000      1       1,202           -        (1,203)              -
Amortization of restricted
  stock grants                                   -      -           -           -           405             405
Other                                          245      -           7           -             -               7
Issued stock options (Note 11)                   -      -          73           -             -              73
Net loss                                         -      -           -    ( 35,058)            -       (  35,058)
                               									--------------------------------------------------------------------------
Balance at February 1, 1997             10,337,761   $103    $215,537     $ 9,942       ($  798)       $224,784

                               									==========================================================================

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BASIS OF REPORTING

During fiscal 1996, the Company operated, through its wholly-owned subsidiary Hills Department Store Company ("HDSC"), a chain of 165 discount department stores located primarily in the Great Lakes and Ohio Valley regions of the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts were reclassified to conform to the current year presentation. The Company's fiscal year ends on the Saturday closest to January 31. Fiscal 1995 was a fifty-three week year, fiscal years 1996 and 1994 were fifty-two week years.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose cost approximates market value due to the short maturity of the investments. Interest income of $1.3 million, $1.8 million and $2.8 million was included in Interest expense, net for fiscal 1996, 1995 and 1994, respectively.

INVENTORIES

Inventories are valued using the retail method on the lower of last-in, first-out (LIFO) cost or market basis. LIFO cost at February 1, 1997 and February 3, 1996 exceeded the cost of inventory on a first-in, first-out basis; accordingly, there has been no LIFO charge.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets, which is 27 1/2 years for buildings and range from five to eight years for fixtures and equipment. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the lease term, considering renewal options that are likely to be exercised, or the estimated useful life of the related asset. Leasehold improvements are amortized principally over a 15 year period.

DEFERRED FINANCING COSTS

Net deferred financing costs of $11.4 million at February 1, 1997 and $11.1 million at February 3, 1996 were included in other assets and are being amortized on a straight-line basis over the estimated term of the related debt. Accumulated amortization of deferred financing costs was $1.7 million at February 1, 1997 and $2.8 million at February 3, 1996.

INTANGIBLE ASSETS

Beneficial lease rights are amortized using the straight-line method over the terms of the related leases. Accumulated amortization of beneficial lease rights was $2.5 million at February 1, 1997 and $1.9 million at February 3, 1996.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ------------------------------------------------------

INTANGIBLE ASSETS (CONTINUED)

Reorganization value in excess of amounts allocable to identifiable assets ("Reorganization Value") is being amortized over twenty years on a straight-line basis. Accumulated amortization was $26.2 million at February 1, 1997 and $20.1 million at February 3, 1996 (See Notes 3 and 16).

PREOPENING COSTS

Preopening costs consist of direct costs of opening a store and are charged to operations within the fiscal year that a new store opens.

INTEREST CAPITALIZATION

The Company capitalizes interest incurred in connection with the construction of new stores and other major assets produced for the Company's own use. In fiscal 1995, the Company capitalized $452,000 of such interest. No interest was capitalized during fiscal 1996 and 1994.

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

Significant estimates used in preparation of the consolidated financial statements include income tax liabilities (including those associated with the Company's emergence from bankruptcy), self-insurance reserves for worker's compensation and general liabilities, and the estimated useful life of intangible assets.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  PROPERTY AND EQUIPMENT
    ----------------------

The components of property and equipment are listed below (in thousands):
                                     											    February 1,     February 3,
                                     											       1997             1996
		                                     									   ------------     -----------
  Fixtures and equipment                             $152,731         $156,658
  Leasehold improvements                               56,802           50,899
  Buildings                                            16,192           17,292
  Land                                                  3,430            3,430
  Improvements in progress                              3,633            2,919
                                     											     --------         --------
                                     											      232,788          231,198
  Accumulated depreciation and amortization         (  59,087)       (  40,305)
                                     											     --------         --------
                                     											     $173,701         $190,893
                                     											     ========         ========

3.  REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS
    --------------------------------------------------------------------------

The activity for Reorganization Value is presented below (in thousands):
                                     											    February 1,     February 3,
                                     											       1997             1996
                                     											   ------------     -----------
  Balance at beginning of period                     $107,514         $144,765
    Amortization                                    (   6,050)       (   7,755)
    Tax benefit applied to reduce
      Reorganization Value                          (   2,592)       (   9,496)
    Impairment of long-lived assets and
      store closings                                (   1,364)               -
    Reversal of liabilities established
      in fresh-start                                        -        (  20,000)
		                                     									     --------         --------
  Balance at end of period                           $ 97,508         $107,514
                                     											     ========         ========

In the fourth quarter of fiscal 1995, the Company determined that $20.0 million of liabilities established in fresh-start accounting for the purpose of relocating certain operations and facilities were no longer required, and, accordingly, these liabilities were reduced with a corresponding reduction in Reorganization Value.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    -------------------------------------------

Significant components of other accounts payable and accrued expenses are presented below (in thousands):
                                     											    February 1,    February 3,
                                     											       1997           1996
                                     											   -----------    -----------
 Accrued payroll and related costs                  $ 17,327        $ 15,289
 Self-insurance accruals                              30,884          28,083
 Store closing accruals                               11,532               -
 Accrued Chapter 11 and related
  reorganization costs                                 9,784          11,316
 Accrued distribution payable pursuant
  to the Plan of Reorganization                        2,939           7,672
 Other                                               109,552         116,492
                                     											    --------        --------
                                     											    $182,018        $178,852
                                     											    ========        ========

5.  REVOLVING CREDIT FACILITY
    -------------------------

Effective September 30, 1996, the Company, through its wholly-owned subsidiary Hills Department Store Company ("HDSC"), and C.R.H. International, Inc., a wholly-owned subsidiary of HDSC (collectively referred to as the "Borrowers"), obtained a new $300 million secured revolving credit facility (the "Facility"). This Facility replaced an existing facility. Within the Facility, $200 million is available to secure letters of credit. Borrowings under the Facility are limited by a borrowing base, as defined, and bear interest, at the option of the Borrowers, at either of (1) the Bank of America's "reference rate" plus a margin ranging from 0% to .75% or (2) LIBOR plus a margin ranging from 1.5% to 2.5% (2.25% at February 1, 1997), determined quarterly by the Company's excess cash flow. The Borrowers must pay commitment fees at an annual rate of 3/8% on the average daily unused portion of the commitment. The Borrowers must also pay letter of credit fees on the average undrawn amount at an annual rate ranging from 1.5% to 2.25%, determined quarterly by the Company's excess cash flow. The Facility is secured by a pledge of all of the capital stock of the Borrowers and their subsidiaries (the "Subsidiaries") and a security interest in tangible and intangible assets of the Company, the Borrowers and the Subsidiaries, other than certain fixtures and equipment and real estate. The Facility is guaranteed by the Company and the Subsidiaries. During March 1997, the Agreement was amended to extend the maturity date from September 30, 1999 to January 31, 2000 and to modify certain financial covenants.

As amended in March 1997, the financial covenants under the Loan and Security Agreement (the "Agreement") require that the Company maintain levels of net worth and cash flow in excess of certain defined or computed amounts. The Agreement also contains, among other restrictions, provisions limiting to varying degrees: business combinations, the issuance of certain kinds of additional debt and the repurchase and prepayment of debt. Under the Agreement, HDSC is permitted to make all transfers of funds to the parent company as necessary for the parent company to service its senior note interest obligations and to otherwise conduct its activities as a holding company; however, such transfer can not be made for purposes other than in the normal course of

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  REVOLVING CREDIT FACILITY (CONTINUED)
    -------------------------------------

business. The Agreement prohibits the payment of dividends on the Company's Common Stock. Net assets of HDSC and its subsidiaries at February 1, 1997 totaled $437 million. In addition, the Facility requires the outstanding principal balance of loans to be zero for at least thirty consecutive days during the period from December 1 of each year to March 31 of the next year.

In connection with this transaction, the Company recognized an extraordinary after-tax loss for early extinguishment of debt of $2.3 million ($3.8 million pretax) from the write-off of deferred financing costs related to the prior credit facility. Front-end fees in connection with the Facility were $2.9 million and will be amortized over the life of the Facility.

At February 1, 1997, the Company was in compliance with all covenants and restrictions, had maintained a Clean-Up Period of at least thirty consecutive days, had no direct borrowings under the Facility, and had outstanding letters of credit totalling $36.8 million.

6.  SENIOR NOTES
    ------------

On April 19, 1996 the Company issued $195 million of unsecured 12 1/2% Senior Notes (the "New Senior Notes") due 2003. The New Senior Notes are noncallable, unconditionally guaranteed by all the subsidiaries of the Company, with interest payable semiannually. The subsidiary guarantees are subordinated to bank debt. The New Senior Notes contain covenants regarding limitations on debt incurrence and the issuance of preferred stock. Separate financial statements of the Company's subsidiary guarantors have not been provided because (1) the subsidiary guarantors constitute all of the Company's direct and indirect subsidiaries, (2) they have fully and unconditionally guaranteed the New Senior Notes on a joint and several basis, (3) their aggregate assets, liabilities, earnings and equity are substantially equivalent to those of the Company on a consolidated basis, and (4) separate financial statements are not deemed to be material to investors. Additionally, both the terms of the Company's revolving credit facility and the New Senior Notes limit the ability of the subsidiaries to pay dividends (see Note 5).

In connection with the sale of the New Senior Notes, the Company offered to redeem all of its outstanding 10.25% Senior Notes due 2003 (the "Old Senior Notes") at a redemption price equal to 101% of principal, plus accrued interest. Pursuant to this offer, the Company subsequently redeemed approximately $155 million of its approximately $157.5 million of outstanding Old Senior Notes.
The Company later called for redemption the approximately $2.5 million of remaining outstanding Old Senior Notes at the indenture specified price of 104% of principal plus accrued interest. In addition, the Company deposited, in trust, funds sufficient to redeem, upon issuance, approximately $2.5 million of Old Senior Notes yet to be issued under the terms of the Company's 1993 Plan of Reorganization (the "POR"). As a result of these transactions, the Company recognized an extraordinary after-tax loss for early extinguishment of debt of $2.0 million ($3.5 million pretax). The extraordinary loss included the redemption premiums and the write-off of the related deferred financing costs.

The estimated fair value of the New Senior Notes was $143.8 million at

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  SENIOR NOTES (CONTINUED)
    -----------------------

February 1, 1997. The estimated fair value of the Old Senior Notes was $152.8 million at February 3, 1996. These values were based on quoted market prices in effect at those dates.

In the fourth quarter of fiscal 1994, the Company determined that due to changing market conditions $9.6 million of liabilities included in "Other accounts payable and accrued expenses" related to a potential refinancing of the Senior Notes were no longer required, and in accordance with AICPA Practice Bulletin 11: "Accounting for Preconfirmation Contingencies in Fresh-Start Reporting," these liabilities were reversed and included in selling and administrative expenses.

7.  LEASE COMMITMENTS
    -----------------

The Company's operations are conducted predominantly in leased properties which consist principally of retail outlets. Leases are generally for periods between twenty to thirty years plus renewal options and generally include fixed rentals and rentals based on sales in excess of predetermined levels.

The composition of property under capital leases, net of accumulated amortization, is shown below (in thousands):
                                      										  February 1,     February 3,
                                     											     1997            1996
                                    											  -----------     -----------
Retail outlets                                     $138,094        $131,408
Other                                                   982           6,476
                                     											   --------        --------
                                     											    139,076         137,884
Accumulated amortization                          (  26,875)      (  24,099)
                                     											   --------        --------
Property under capital leases, net                 $112,201        $113,785
                                     											   ========        ========

Consolidated rental expense under operating leases and rental expense based on sales in excess of predetermined levels under capital leases are presented below (in thousands):
                         							   Fiscal Year    Fiscal Year     Fiscal Year
                        							      Ended           Ended          Ended
                        							    February 1,    February 3,     January 28,
                        							       1997           1996           1995
                        						  ---------------------------------------------
  Capital leases:
   Rental based on sales            $   801        $ 1,251         $ 1,577
  Operating leases:
   Minimum facility rentals          29,125         26,133          23,519
   Equipment and other rentals       14,647         17,706          17,757
   Rental based on sales              1,511          1,244           1,404
                         							    -------        -------         -------
  Consolidated rental expense       $46,084        $46,334         $44,257
                         							    =======        =======         =======

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  LEASE COMMITMENTS (CONTINUED)
    ----------------------------

During 1996 and 1994, the Company obtained $16.6 million and $25.2 million, respectively, of financing for certain of its real property and equipment through sale/leaseback arrangements. The related property for those transactions which were accounted for as financings, under which the property remains on the Company's books and continues to be depreciated, is included in Property and equipment and has a net book value of $64.8 million at February 1, 1997. The leases, which have terms from 42 months to ten years, include options to purchase some or all of the assets either at the end of the initial lease term or renewal periods at an amount not greater than the then current fair market value of the properties.

Minimum future lease commitments under noncancelable leases in effect at
February 1, 1997 are listed below (in thousands):
                         							    Capital     Financing     Operating
  Fiscal years:                      Leases    Obligations      Leases    Total
                         							   ---------------------------------------------
     1997                          $ 19,916     $ 6,692      $ 36,729   $ 63,337
     1998                            19,488       8,369        31,347     59,204
     1999                            19,085       7,699        29,279     56,063
     2000                            17,398       7,789        27,593     52,780
     2001                            16,942       6,257        24,743     47,942
     Thereafter                     168,380      22,068       133,332    323,780
                         							   ---------------------------------------------
  Minimum rental commitments        261,209      58,874      $283,023   $603,106
                                           													     ===================
  Less amount representing
   interest                         134,434      23,755
                         							   --------     -------
  Present value of net minimum
   lease payments                   126,775      35,119
  Current portion                 (   6,236)   (  1,019)
                         							   --------     -------
                         							   $120,539     $34,100
                         							   ========     =======

8.  EMPLOYEE BENEFITS
    -----------------

PENSION PLANS

The Company's Board of Directors authorized the termination, effective April 30, 1994, of the Company's pension plan. In connection with the termination of the pension plan, a participant's vested benefits were calculated based on all credited service, pension earnings, and contributions up to April 30, 1994.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  EMPLOYEE BENEFITS (CONTINUED)
    -----------------------------

PENSION PLANS (CONTINUED)

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

Net pension expense included in the results of operations was $830,000 for fiscal 1994. The discount rate used in determining the actuarial present value of projected benefit obligations was 7.0% and the expected long-term rate of return on plan assets used in determining net pension expense was 8.0%.

In fiscal 1994, the Company adopted an expanded defined contribution 401(k) savings plan (the "401(k)") for employees meeting certain employment conditions. In addition to permitting employee contributions, the 401(k) plan provides for company matching contributions. Company matching contributions were $3.6 million in fiscal 1996, $3.9 million in fiscal 1995 and $3.0 million in fiscal 1994.

OTHER

The Company accounts for postretirement benefits (such as health care) in accordance with Statement of Financial Accounting Standards No. 106: "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). This statement requires accrual of postretirement benefits during the years an employee provides services. Under FAS 106, the Company recognized expenses of $0.2 million in fiscal 1996, $0.2 million in fiscal 1995 and $0.4 million in fiscal 1994. The Company funds benefit costs principally on a pay-as-you-go basis. The status of the plan is as follows (in thousands):

                                     											  February 1,    February 3,
                                     											      1997           1996
					                                     						  -----------    -----------
  Accumulated postretirement
   benefit obligation ("APBO") for:
     Active employees                               $ 2,212         $ 1,904
     Retirees                                           303             573
                                     											    -------         -------
                                     											      2,515           2,477
  Plan assets at fair value                               -               -
                                     											    -------         -------
  Unfunded APBO                                       2,515           2,477

  Unrecognized gain                                   1,329           1,294
                                     											    -------         -------
  Accrued postretirement benefit cost               $ 3,844         $ 3,771
                                     											    =======         =======

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  EMPLOYEE BENEFITS (CONTINUED)
    -----------------------------

OTHER (CONTINUED)

The assumed health care cost trend rate used in measuring the APBO was 11% in fiscal 1996 (9% for Medicare eligible retirees); grading down to 5% (5% for Medicare eligible retirees) by fiscal 2002 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would increase the APBO at the end of fiscal 1996 by $387,000 (or by 15%) and the service and interest cost by $38,000 (or by 11%). The assumed discount rate used in determining the APBO was 7% for both years.

9.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
    -------------------------------------------------

The Company is authorized to issue 15,000,000 shares of preferred stock, par value of $0.10 per share. Pursuant to the POR a total of 5,000,000 of such shares are authorized to be issued as payment and cancellation of prepetition liabilities and interests and designated as Hills Stores Series A Convertible Preferred Stock (the "Preferred Stock"). As of February 1, 1997, a total of 51,092 shares of the 5,000,000 shares of the Preferred Stock remain to be issued pending resolution of prepetition claims and interests.

The Preferred Stock is convertible by the holders, at any time, into Hills Stores Common Stock ("Common Stock") at a rate of one share of Common Stock for each share of the Preferred Stock, subject to antidilution adjustments. During fiscal 1996, 234,674 shares of the Preferred Stock were converted to Common Stock on a share for share basis. As of February 1, 1997 and February 3, 1996, 941,344 and 1,171,779 shares, respectively, were outstanding.

Each holder of the Preferred Stock has one vote per share in the same class as the holders of Common Stock. The holders of the Preferred Stock are entitled to dividends when and if declared by the Board of Directors; however, dividend payments are restricted under the terms of the Facility and the New Senior Notes. The Company does not expect to pay dividends in the foreseeable future.

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

10.  HILLS STORES COMMON STOCK
     -------------------------

Pursuant to the POR, a total of 9,000,000 shares of Common Stock are authorized to be issued as payment for prepetition liabilities and cancellation of old preferred stock interests. As of February 1, 1997, a total of 59,341 shares of the 9,000,000 shares of Common Stock remain to be issued pending resolution of prepetition claims and interests. Each holder of Common Stock has one vote per

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  HILLS STORES COMMON STOCK (CONTINUED)
     -------------------------------------

share and is entitled to dividends when and if declared by the Board of Directors; however, dividend payments are restricted under the terms of the Facility and the New Senior Notes. The Company does not expect to pay dividends in the foreseeable future.

11.  STOCK COMPENSATION PLANS
     ------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 ("APB 25"), the former standard. If the fair value provisions of FAS 123 are not adopted, companies are required to disclose the proforma amounts of net earnings and earnings per share that would have been reported had these provisions been adopted. The Company has choosen to continue to recognize compensation expense under APB 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans, other than approximately $73,000 for options granted in connection with consulting services during fiscal 1996.

The Company has stock-based compensation plans, which are described below.

1993 STOCK OPTION PLAN

In October 1993, the Company established an incentive and nonqualified stock option plan (the "Option Plan") providing for the grant of nonqualified stock options or incentive stock options. The options are granted at prices greater than or equivalent to the market price of the Common Stock on the date of each grant. The options are generally subject to a five year vesting schedule, with initial vesting beginning one year from the date of the grant, and expire ten years from the date of the grant. A total of 1,303,763 shares of Common Stock are reserved for grants of options under the Option Plan. During fiscal 1996 and 1995 eligible participants were allowed, for a limited time, to exchange existing options for new options with an exercise price of $10.125 and $12.00, respectively. On March 11, 1997, eligible participants were allowed to exchange existing options for a reduced number of new options with an exercise price of the greater of $5.00 or the closing share price on the date of acceptance. The repriced options are subject to additional vesting restrictions which prohibit exercise of any vested option for one year and 50% of the vested options for two years from the date of the new grant.

1996 DIRECTORS STOCK OPTION PLAN

During fiscal 1996, the Company received shareholder approval of a stock option plan for non-employee members of the Board of Directors. The plan provided for an initial grant of 4,000 options to each non-employee member of the Board of Directors with subsequent annual automatic grants of 2,000 options. All

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK COMPENSATION PLANS (CONTINUED)
     ------------------------------------

options are granted at prices greater than or equivalent to the market price of the Common Stock on the date of each grant. The options are subject to a three year vesting schedule with vesting beginning from the date of the grant.
A total of 100,000 shares of Common Stock are reserved for grants under the plan. On March 11, 1997, participants were allowed to exchange existing options for a reduced number of new options with an exercise price of the greater of $5.00 or the closing share price on the date of acceptance. The repriced options are subject to additional vesting restrictions which prohibit exercise of any vested option for one year and 50% of the vested options for two years from the date of the new grant.

RESTRICTED STOCK AGREEMENTS

In fiscal 1996, the Company entered into restricted stock agreements with the Chairman of the Board and the President and Chief Executive Officer. Pursuant to the agreements, the Company issued 120,000 shares of Common Stock subject to certain restrictions. Unearned compensation was charged for the market value of the restricted shares, shown as a reduction of common shareholders' equity in the accompanying consolidated balance sheet, and is being amortized ratably over the restricted period. The weighted-average fair value of shares granted during fiscal 1996 was $10.02. During fiscal 1996, approximately $405,000 was charged to expense.

PROFORMA INFORMATION

Had compensation cost for the Company's two fixed stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and loss per share would have been reduced to the proforma amounts indicated below:

                                          													 1996          1995
                                     											      ---------     ---------
Net loss                             As reported      ($35,058)     ($16,666)
                         							     Proforma         ($36,349)     ($18,244)

Primary loss per share               As reported      ($  3.42)     ($  1.70)
                         							     Proforma         ($  3.55)     ($  1.86)

Fully-diluted loss per share         As reported      ($  3.39)     ($  1.66)
                         							     Proforma         ($  3.52)     ($  1.82)

The effects of applying FAS 123 in this proforma disclosure are not indicative of future amounts. The proforma disclosure does not include awards prior to 1995 and additional awards are anticipated in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996 and 1995: dividend yield of zero; expected volatility of 50%, risk-free interest rate of 5.83% and 5.77%, respectively; and expected lives of five years.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK COMPENSATION PLANS (CONTINUED)
     ------------------------------------

A summary of the status of the Company's fixed stock option plans as of February 1, 1997, February 3, 1996 and January 28, 1995 and changes during the years ending on those dates is presented below:

                                      											 1996                         1995                        1994
                         							       -------------------------    -------------------------   ------------------------
                          						       Weighted-                    Weighted-                   Weighted-
                          							       Average                      Average                     Average
Fixed Options                           Shares    Exercise Price     Shares    Exercise Price    Shares   Exercise Price
Outstanding at beginning of year        416,797     $ 12.36        1,014,021     $ 18.48        876,500      $ 18.25
Granted                                 678,751       11.08          203,000       12.75        191,000        19.50
Exchanged November 4, 1995                    -           -       (  337,200)      18.26              -            -
Issued in exchange on November 4, 1995        -           -          224,797       12.00              -            -
Exchanged on March 8, 1996            ( 330,000)      12.00                -           -              -            -
Issued in exchange on March 8, 1996     330,000       10.12                -           -              -            -
Exercised                                     -           -       (    4,300)      18.25     (   11,979)       18.25
Forfeited                             ( 223,968)      12.42       (  683,521)      18.49     (   41,500)       18.25
                         							       --------                    ---------                  ---------
Outstanding at end of year              871,580 *     10.64 *        416,797       12.36      1,014,021        18.48
                               								========                    =========                  =========

Options exercisable at year-end         141,961 *                    231,894                    153,321
Weighted-average fair value of
  options granted during the year        $ 5.60                       $ 6.40

*  As a result of the March 11, 1997 repricing, options anticipated to be outstanding and exercisable are 637,400 (weighted-average exercise price of $6.69) and 51,659, respectively.

The following table summarizes information about fixed stock options outstanding at February 1, 1997:

                        									      Options Outstanding                             Options Exercisable
             					   ------------------------------------------------------     --------------------------------
                   					Number       Weighted-Average                              Number
    Range of         Outstanding         Remaining         Weighted-Average     Exercisable     Weighted-Average
  Exercise Prices     at 2/1/97      Contractual Life       Exercise Price       at 2/1/97       Exercise Price
       	   $ 3          10,000          9.97 years              $ 3.00                  -                -
    $ 7 to $ 8          89,500          9.71 years              $ 7.26                  -                -
    $10 to $13         766,080          8.63 years              $11.07            137,461           $12.00
    $18 to $19           6,000          6.76 years              $18.25              4,500           $18.25
		                     -------                                                    -------
             			       871,580                                                    141,961
             			       =======                                                    =======

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK COMPENSATION PLANS (CONTINUED)
     ------------------------------------

ASSOCIATE STOCK PURCHASE PLAN

Under the Associate Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Under the terms of the Plan, associates can choose each year to have up to ten percent of their annual base earnings, up to $25,000, withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its market price at the commencement date or at the termination date of each offering period. As of February 1, 1997, no offerings had as of yet been made.

12.  SERIES 1993 STOCK RIGHTS
     ------------------------

Pursuant to the POR, Series 1993 Stock Rights (the "Stock Rights") were issued under Stock Right Agreements. Each Stock Right entitles the holder to acquire, at $0.01 per share, shares of Common Stock, subject to antidilution adjustments, as determined pursuant to a formula which is based on the Company's proforma utilization of certain tax benefits as defined in the Stock Right Agreements. Shares under the Stock Right Agreements are not available for issuance until vested. During 1995, the Company repurchased 693,949 of its 700,000 outstanding stock rights in exchange for 198,271 shares of newly issued common stock. The aggregate par value of the newly issued common stock was reclassified from Additional paid-in capital to Common Stock. As of February 1, 1997 and
February 3, 1996, 6,051 rights were outstanding.

13.  SERIES 1993 WARRANTS
     --------------------

Pursuant to the POR, Series 1993 Warrants (the "Warrants") were issued. Each Warrant entitles the holder to purchase, subject to antidilution adjustments, one share of Common Stock at $30 per share. Initially, 432,990 shares of Common Stock were reserved for issuance upon exercise of the Warrants. The Warrants are callable by the Company at $.01 per Warrant at any time after October 4, 1998 if the average closing price of Common Stock, subject to antidilution adjustments, for a period of thirty consecutive trading days is equal to or greater than $35 per share. The Warrants expire on October 4, 2000. During fiscal 1995, 87 warrants were exercised. None were exercised during fiscal 1996 and 1994. As of February 1, 1997 and February 3, 1996, 432,903 warrants were outstanding.

14.  RIGHTS AGREEMENT
     ----------------

Pursuant to a Rights Agreement adopted on August 16, 1994, the Company declared a distribution of one purchase right (the "Right") for each share of Common Stock and Preferred Stock then outstanding. Each Right would initially entitle the holder to purchase, subject to adjustment, one one-thousandth share of the Company's Series B Participating Cumulative Preferred Stock, consisting of 55,000 shares authorized, $.10 par value per share, at an exercise price of $75 per one one-thousandth share. Each share of Common Stock and Preferred Stock issued after August 16, 1994 will also have one Right attached. The Rights expire August 16, 2004 and, under certain conditions, may be redeemed by the

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  RIGHTS AGREEMENT (CONTINUED)
     ----------------------------

Company at a price of $.01 per Right. The Rights have no voting or dividend privileges and are not currently separable from the capital stock. The Rights would become exercisable if certain events occurred relating to a person or group (the "Acquiring Person") acquiring or attempting to acquire 20% or more of the outstanding shares of capital stock other than through a qualifying tender offer. Upon the occurrence of such an event, each Right (except the Rights beneficially owned by the Acquiring Person, which become null and void) entitles its holder to purchase for $75 the economic equivalent of Common Stock, or in certain circumstances, securities of the Acquiring Person, or its affiliate, worth twice as much. After there is an Acquiring Person, the Rights may be exchanged, at the election of the Company, for consideration per Right consisting of one-half of the securities that would otherwise be issuable at that time.

15.  IMPAIRMENT OF LONG-LIVED ASSETS AND STORE CLOSINGS
     --------------------------------------------------

Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that the carrying value of long-lived tangible and certain intangible assets be evaluated periodically in relation to the operating performance and estimated future cash flows of the underlying assets. In accordance with FAS 121, the Company recognized pre-tax charges of $23.6 million ($11.7 million in the first quarter of fiscal 1996 and $11.9 million in the fourth quarter of fiscal 1996, in connection with the store closings and impairments) to reduce the carrying value of certain of its long-lived tangible and intangible assets to their estimated fair market value. The impaired assets include property and equipment, beneficial lease rights and Reorganization Value related to underperforming stores. The fair value was based on estimated future cash flows to be generated by these stores, discounted at a rate commensurate with the risks involved.

In January 1997, the Company announced plans to close ten stores during the first quarter of 1997 as part of its initiatives to improve profitability. In connection with these closures, the Company recorded in fiscal 1996 a pretax charge of $10.1 million to cover costs for disposal of inventories ($5.3 million), lease terminations, net ($3.2 million), and other related costs ($1.6 million).

During fiscal 1996, approximately $9.5 million was incurred and charged against the accrual for store closings, consisting primarily of costs related to disposal of inventories and store assets. The majority of the February 1, 1997 liability totalling $11.5 million is expected to be paid during fiscal 1997, with certain amounts relating to lease terminations extending through fiscal 1998.

These ten stores generated 4.6%, 3.9% and 2.2% of the total net sales of the Company during fiscal 1996, 1995 and 1994, respectively. In addition, these stores had operating losses, excluding corporate overhead allocations, of $4.3 million and $1.7 million for fiscal 1996 and fiscal 1995, respectively, and an operating profit of $1.8 million for fiscal 1994.

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

Temporary differences and carryforwards which give rise to significant deferred tax assets and liabilities are as follows (in thousands):

                         							     February 1, 1997        February 3, 1996
                         							  Deferred     Deferred    Deferred     Deferred
                         							     Tax         Tax          Tax         Tax
                         							    Asset     Liability      Asset     Liability
                         							  --------    ---------    --------    ---------
Net operating loss and
 tax credit carryforwards         $ 58,307   $      -      $ 65,461     $     -
Capital lease obligations           49,959          -        51,584           -
Assets under capital leases              -     45,544             -      47,141
Accrued expenses                    37,102          -        33,281           -
Beneficial lease rights             17,161          -        18,423           -
Property and equipment                   -     15,359             -      19,942
Inventories                         11,922          -         5,635           -
Financing obligation-sale/
 leaseback                          11,717          -        10,428           -
Other                               10,629          -        13,273           -
                         							  --------   --------      --------     -------
Total deferred taxes               196,797     60,903       198,085      67,083
Valuation allowance              (  81,318)         -     (  88,758)          -
                         							  --------   --------      --------     -------
Net deferred taxes                $115,479   $ 60,903      $109,327     $67,083
                         							  ========   ========      ========     =======

The consummation of the POR resulted in a change in ownership for federal income tax purposes. As a result, the Company's ability to utilize its net operating loss and tax credit carryforwards is subject to an annual limitation of $16.8 million. This limitation may be reduced if additional changes in ownership are deemed to occur subsequent to October 4, 1993. For the year ended February 1, 1997, the Company utilized net operating loss carryforwards to offset $4.0 million in federal taxable income. Total deferred tax assets as of February 1, 1997, include $81.3 million of deferred tax assets which arose before the Company's emergence from bankruptcy and which have been fully reserved. For financial reporting purposes, any benefit derived from the reduction of the valuation allowance related to deferred tax assets in existence at October 4, 1993 will not be credited to the tax provision, but instead will ultimately reduce Reorganization Value.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  INCOME TAXES (CONTINUED)
     ------------------------

Federal income tax carryforwards at February 1, 1997 consisted of $125.1 million of net operating losses, $10.3 million of general business credits and
$0.5 million of alternative minimum tax credits.  Except for the alternative minimum tax credits which do not expire, the carryforwards expire as follows
(in thousands):
                              									Net Operating             Tax
                              									   Losses               Credits
                            	 								----------------------------------
  Fiscal years:
  2000                                   $      -             $   413
  2001                                          -                 797
  2002                                          -                 664
  2003                                          -               1,369
  2004                                          -               2,196
  2005                                          -               1,547
  2006                                     57,263                 949
  2007                                     56,848                 797
  2008                                     10,954                 944
  2009                                          -                 174
  2010                                          -                 492
                             									----------------------------------
                               									 $125,065             $10,342
                             									==================================

The provision for income taxes consists of the following components
(in thousands):
                                    											Fiscal Year Ended
                        							  February 1,      February 3,       January 28,
                         							     1997             1996              1995
                         							 ----------------------------------------------
Current provision:
  Federal                         ($   689)         $   227           $19,524
  State and local                    1,419               23             9,973
                         							   -------          -------           -------
                         							       730              250            29,497
Deferred provision:
  Federal                         (  9,159)        (  9,986)         ( 23,393)
  State and local                 (  3,173)        (  1,274)         (  7,591)
                         							   -------          -------           -------
                         							  ( 12,332)        ( 11,260)         ( 30,984)
Amount to be applied to
 reorganization value             (  2,398)          14,197            37,340
                	         						   -------          -------           -------
Income tax provision (benefit)    ($14,000)         $ 3,187           $35,853
                         							   =======          =======           =======

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  INCOME TAXES (CONTINUED)
     ------------------------

The income tax provision in each of the periods presented reflects an effective tax rate that differs from the statutory federal income tax rate for those periods. For net earnings (loss) from operations before extraordinary items, the table below reconciles the federal statutory rate to the effective tax rate.

                                    											  Fiscal Year Ended
                        							       February 1,   February 3,   January 28,
                              									  1997          1996          1995
                        							    -------------------------------------------
Statutory tax rate                      (35.0%)       (35.0%)        35.0%
State and local income taxes,
 net of federal tax benefit             ( 2.7 )         3.7           6.4
Goodwill                                  5.8          20.1           4.1
Targeted jobs credit
 and other, net                           0.6           0.7           1.5
Change in control costs                     -          34.2             -
                                									-----         -----         -----
Effective tax rate                      (31.3%)        23.7%         47.0%
                                									=====         =====         =====

On December 27, 1994, the Company reached a final settlement with the Internal Revenue Service (the "IRS") for the periods ended January 1988 through January 1990. The final settlement resulted in no tax deficiencies being assessed. The IRS is nearing completion of its audit of fiscal 1991, 1992 and 1993. The Company has filed a Protest to certain adjustments proposed by the IRS. The Company does not believe the final adjustments resulting from this examination would have a material adverse effect on the Company's financial condition.

17.  EARNINGS PER SHARE
     ------------------

Primary earnings per share was computed based on the weighted average number of common and common equivalent shares assumed to be outstanding during each period. Such shares amounted to 10,252,022, 9,809,675 and 14,105,498 for fiscal 1996, fiscal 1995 and fiscal 1994, respectively. If primary earnings per share were calculated as if all conversions of preferred stock which occurred during the period took place at the beginning of such period, the net loss per share would have been $3.39 and $1.66 for fiscal 1996 and 1995, respectively.

Fully-diluted earnings per share for each period also assumes, any Preferred Stock conversions in the period were converted at the beginning of such period and, if the effect is dilutive, the exercise of the Stock Rights. Such shares amounted to 10,336,497, 10,029,442 and 14,831,568 for fiscal 1996, fiscal 1995 and fiscal 1994, respectively. Exercise of the Warrants is not assumed as their exercise would be antidilutive. The weighted average number of shares reflects all shares of common and preferred stock intended to be issued in accordance with the POR.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  EARNINGS PER SHARE (CONTINUED)
     ------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128").
FAS 128 is effective for financial statements, for both interim and annual periods, ending after December 15, 1997. The Company has not determined the impact FAS 128 may have on its earnings per share calculations.

18.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

In September 1995, the Company and HDSC filed a suit in the Court of Chancery of the State of Delaware against the former members of the Board of Directors (the "Former Directors") of the Company. That action seeks, among other things, recovery of damages caused by the breach by the Former Directors of their fiduciary duties to shareholders arising from the refusal of the Former Directors to approve the change in control which took place on July 5, 1995 (the "1995 Change of Control") following the election of seven replacement directors by the shareholders of the Company. In October 1995, the defendants filed a motion to dismiss the suit. In February 1996, the court granted a motion of the Former Directors to stay discovery pending the outcome of their motion to dismiss. In March 1997, the court denied the Former Directors' motion to dismiss.

The Company and HDSC also filed suit against Smith Barney, Inc. in September 1995 in the New York State Supreme Court for the County of New York, seeking damages for losses, as stated in the complaint, caused by the gross negligence of this firm in rendering financial advice to the Former Directors of the Company in breach of their fiduciary duties. In April 1996, the court granted Smith Barney's motion to dismiss this suit. In May 1996, the Company filed in the Appellate Division a Notice of Appeal of the trial court's dismissal of the suit. The appeal is presently pending.

In August 1995, in the Court of Chancery of the State of Delaware, three shareholders of the Company, Gayle Dolowich, Ivan J. Dolowich and Joseph Weiss, filed a class action lawsuit against the seven new directors of the Company elected at the 1995 annual meeting, Dickstein Partners Inc. ("Dickstein Partners") and the Company. In November 1995, the plaintiffs amended their complaint to include a shareholder's derivative cause of action against the Former Directors for breach of their fiduciary duties to the Company and its shareholders. In the amended complaint, the plaintiffs claim (under Section
225 of the Delaware Corporation Code) that in connection with Dickstein Partners effort to solicit proxies in support of the election of its nominees for directors of the Company, Dickstein Partners issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. On the Section 225 claim, the plaintiffs seek an order nullifying the election of directors and declaring there has been "no change of control" of the Company. The derivative cause of action seeks damages against the Former Directors. In January 1996, in the same Delaware Chancery Court, another shareholder, Peter M. Fusco, filed a substantially similar class action and shareholder derivative suit against the parties named in the Dolowich suit. The Former Directors filed a motion to dismiss the Dolowich and Fusco suits, and that motion was argued in October 1996 and is presently pending.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------

The Company is involved in various other suits and claims in the ordinary course of business.

Management does not believe that the disposition of such suits and claims will have a material adverse effect upon the continuing operations and financial position of the Company.

19.  CHANGE IN CONTROL
     -----------------

On July 5, 1995, following a proxy contest in connection with the annual meeting of shareholders held on June 23, 1995, nominees of Dickstein Partners were certified as being elected to the Board of Directors. The Company reimbursed Dickstein Partners for, or directly paid, approximately $1.9 million in third-party fees and expenses incurred or committed to by Dickstein Partners in connection with the proxy contest and the related acquisition proposal of Dickstein Partners. This amount included $1.0 million paid by the Company to the financial advisor of Dickstein Partners, in respect of the advisor's proposal to refinance the indebtedness of the Company accelerated as a result of the election of the Dickstein Partners nominees. These costs are included in the Consolidated Statements of Operations in Costs related to change in control.

In connection with the change in control, the Company recognized $45.5 million in expense, including $31.0 million related to severance and retirement payments, including certain taxes attributable thereto, to six senior executives, a consultant to the Company and approximately twenty associates of the Company, $6.0 million paid to holders of the Senior Notes, and legal and other miscellaneous change in control costs.

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

21.  STATEMENTS OF CASH FLOWS
     ------------------------

Supplemental disclosures of cash flow information are presented in the table below:
<capiton>
                         							      Fiscal Year    Fiscal Year     Fiscal Year
                               									 Ended         Ended            Ended
                         							      February 1,    February 3,     January 28,
(in thousands)                           1997           1996            1995
                          							     ------------------------------------------
NONCASH INVESTING AND
 FINANCING ACTIVITIES:

 Preferred stock conversions
  to common stock                       $ 4,694        $39,508          $35,856
 Capital lease obligations, net           3,735              -                -


CASH PAID (RECEIVED):

 Interest                                50,122         38,655           34,731
 Income taxes                          (  8,956)        17,877            8,562




HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

(in thousands,                         First       Second       Third       Fourth
except per share amounts)             Quarter      Quarter     Quarter      Quarter
                        							  -----------------------------------------------------
FISCAL 1996
-----------
Net sales                            $370,248     $388,600     $460,983     $658,646
	                         						     ========     ========     ========     ========
Gross profit                         $ 99,263     $ 97,691     $120,831     $168,339
                         							     ========     ========     ========     ========
Loss before extraordinary loss      ($ 14,738)   ($ 10,321)   ($  2,804)   ($  2,917)(1)
                         							     ========     ========     ========     ========
Net loss                            ($ 14,738)   ($ 12,367)   ($  5,036)   ($  2,917)(1)
                         							     ========     ========     ========     ========
Primary loss per common share:
 Loss before extraordinary loss     ($   1.45)   ($   1.01)   ($   0.27)   ($   0.28)
 Extraordinary loss                         -    (    0.20)   (    0.22)           -
                         							     --------     --------     --------     --------
 Net loss                           ($   1.45)   ($   1.21)   ($   0.49)   ($   0.28)
                         							     ========     ========     ========     ========
Fully-diluted loss per common share:
 Loss before extraordinary loss     ($   1.45)   ($   1.01)   ($   0.27)   ($   0.28)
 Extraordinary loss                         -    (    0.20)   (    0.22)           -
                         							     --------     --------     --------     --------
 Net loss                           ($   1.45)   ($   1.21)   ($   0.49)   ($   0.28)
                         							     ========     ========     ========     ========


FISCAL 1995
-----------
Net sales                            $362,862     $389,424     $448,033     $699,785
                         							     ========     ========     ========     ========
Gross profit                         $101,310     $100,741     $124,694     $188,938
                         							     ========     ========     ========     ========
Net earnings (loss)                 ($  4,337)   ($ 45,170)    $ 22,441(2)  $ 10,400 (2)(3)
                         							     ========     ========     ========     ========
Primary earnings (loss) per
 share                              ($   0.45)   ($   4.66)    $   2.01(2)  $   0.93 (2)
                         							     ========     ========     ========     ========
Fully-diluted earnings (loss) per
 share                              ($   0.42)   ($   4.64)    $   1.98     $   0.93
                         							     ========     ========     ========     ========

(1)  Loss before extraordinary loss and net loss in the fourth quarter of fiscal 1996 included $22.8 million of additional income tax expense resulting from a change in the estimated annual effective tax rate.

(2)  The Company reclassified $7.2 million before taxes, of change in control costs from its previously announced fiscal 1995 fourth quarter results to the third quarter.  The effect of the change is to decrease third quarter net earnings by $3.0 million, or $0.27 per share on a primary basis, and to increase fourth quarter net earnings by $3.0 million, or $0.27 per share on a primary basis, from the amounts previously reported.

(3)  Net earnings in the fourth quarter of fiscal 1995 included $11.0 million of additional income tax expense resulting from a change in the estimated annual effective tax rate.

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Board of Directors and Stockholders of Hills Stores Company and Subsidiaries:

We have audited the accompanying consolidated financial statements of Hills Stores Company and Subsidiaries as of February 1, 1997 and February 3, 1996 and for the years then ended, and have issued our report thereon dated March 11, 1997; such consolidated financial statements and report are included elsewhere in this Form 10-K.

Our audits also included the consolidated financial statement schedule of Hills Stores Company and Subsidiaries for the years ended February 1, 1997 and February 3, 1996, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP



Boston, Massachusetts
March 11, 1997

               					  INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of Hills Stores Company and Subsidiaries:

Our report on the consolidated financial statements of Hills Stores Company and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index on page 19 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                          								      Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 10, 1995

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended February 1, 1997, February 3, 1996 and January 28,
1995.
                                    											     Additions
                         							      Balance at    Charged to     Deductions                Balance at
                         							      Beginning      Cost and         from                     End of
(in thousands)                        of Period      Expense        Reserves      Other        Period
-------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED FEBRUARY 1, 1997:

Allowance for doubtful accounts       $3,459        $1,697         ($  655)      $    -        $4,501
                         							      ======        ======          ======       ======        ======


FISCAL YEAR ENDED FEBRUARY 3, 1996:

Allowance for doubtful accounts       $4,228        $1,010         ($1,779)      $    -        $3,459
                         							      ======        ======          ======       ======        ======


FISCAL YEAR ENDED JANUARY 28, 1995:

Allowance for doubtful accounts       $5,497        $  866         ($2,135)      $    -        $4,228
                         							      ======        ======          ======       ======        ======



                               EXHIBIT INDEX


        			     Pursuant to Item 601 of Regulation S-K


Exhibit                        Title
-------                        -----
10.4            Consulting Agreement made as of February 8, 1997 with Chaim Y.
             			Edelstein

10.7            Separation Agreement dated February 7, 1996 between the Company
             			and E. Jackson Smailes

10.8            Confidential Separation Agreement, Voluntary Release and Notice
             			dated March 6, 1997 between the Company and James E. Feldt

11.1            Computation of earnings per share

21              Subsidiaries

23.1            Consent of Deloitte & Touche LLP

23.2            Consent of Coopers & Lybrand L.L.P.

24              Powers of Attorney of directors and officers of
             			the Company

27              Financial Data Schedule


                                                        								EXHIBIT 10.4


     CONSULTING AGREEMENT made as of February 8, 1997, by and between Hills Department Store Company, a Delaware corporation having its principal office at 15 Dan Road, Canton, Massachusetts ("Principal Office"), and Hills Stores Company (the "Company"), a Delaware corporation having its principal office at the Principal Office, and Chaim Y. Edelstein the ("Consultant"), with an office address of 1040 Park Avenue-12E, New York, New York 10028.


     WHEREAS, Consultant is presently working for the Company as a consultant;
and


     WHEREAS, the Company desires to secure the continued services of Consultant and Consultant is willing to continue to provide such services.


     NOW, THEREFORE, in consideration of the premises and the mutual covenants hereinafter contained, the Company and Consultant agree as follows:


     SECTION 1. ENGAGEMENT. The Company hereby agrees to continue to engage Consultant and Consultant hereby accepts such engagement. The Consultant agrees to commit a substantial portion of his professional time to providing consulting services to the Company hereunder.


     SECTION 2. TERM. The engagement of Consultant by the Company as provided in Section 1 shall continue to February 7, 1998.


     SECTION 3.  FEES AND EXPENSES.

       	  (a) FEES. Consultant shall receive the consulting fee, specified in Schedule A. Consultant will be paid in equal monthly installments on the 1st day following each calendar month in which consultant's services are provided to the Company.

       	  (b) BONUS. Consultant shall receive, as a supplemental fee, the bonus specified in Schedule A, upon the terms and conditions specified in Schedule A. Such bonus shall be paid to Consultant within sixty (60) days after the end of the Company's 1997 fiscal year.

       	  (c) EXPENSES. The Company shall reimburse Consultant for all reasonable and documented out-of-pocket expenses incurred by Consultant in connection with the business of the Company and in performance of Consultant's duties under this Agreement.


     SECTION 4. TERMINATION BY THE COMPANY. The Company shall have the right to terminate Consultant's engagement at any time for "Cause." For purposes of this Agreement, "Cause" shall mean (a) termination by action of a majority of the members of the Hills Stores Company's Board of Directors, because of:

       	  (i) The Consultant's willful or intentional failure or refusal to perform or observe any of the Consultant's material duties, responsibilities or obligations set forth in, or as contemplated under, this Agreement, if such breach is not cured within 30 days after notice thereof to the Consultant by the Company;

       	 (ii) Any willful or intentional act or failure to act involving fraud,
	             theft, embezzlement, dishonesty or moral turpitude (collectively,
       	      "Fraud") affecting the Company or any supplier or employee of the
       	      Company; or

       	(iii) Conviction of (or a plea of nolo contendere to) an offense which is a felony in the jurisdiction involved or which is a misdemeanor in the jurisdiction involved but which involves Fraud.

     The Company shall have the right to terminate Consultant's engagement hereunder at anytime without "cause." If a termination without "cause" occurs:

       	  (i) The Consultant shall be entitled to continuation of his consulting fee payments through the end of the term, as set forth in Section 7(b).

       	 (ii) Notwithstanding the termination of the Consulting Agreement, all stock options and restricted stock grants issued to Consultant pursuant to the February 8, 1996 Consulting Agreement, which have not been otherwise terminated, shall remain in effect and all vesting and exercise rights of Consultant shall continue as scheduled, without accelerated vesting.


     SECTION 5. TERMINATION BY DEATH. In the event Consultant dies during the Term, Consultant's engagement shall terminate.


     SECTION 6. TERMINATION BY DISABILITY. In the event that Consultant suffers a disability which prevents Consultant from substantially performing Consultant's duties under this Agreement for a period of a least ninety (90) consecutive or nonconsecutive calendar days within any three hundred sixty-five
(365) calendar day period, the Company shall have the right, after such ninety
(90) calendar day period has elapsed, to terminate Consultant's engagement hereunder.


     SECTION 7. TERMINATION BY CONSULTANT. Notwithstanding any other provision of this Agreement, Consultant may terminate Consultant's engagement following a Change in Control, by written notice served upon the Company within thirty (30) calendar days after Consultant has knowledge of an event constituting "Good Reason."

      	  (a) For purposes of this Agreement, the term "Change in Control" shall mean any one of the following events:

      	      (i)  any "person" as such term is used in Sections 3(a)(9) and
             		   13(d) of the Securities Exchange Act of 1934, other than
             		   Dickstein Partners Inc. and its Affiliates becomes a
             		   "beneficial owner," as such term is used in Rule 13-d-3
             		   promogulated under such Act, of 30% or more of the voting
             		   stock of Hills Stores Company or the majority of the Board of

             		   Directors of Hills Stores Company consist of individuals
             		   other than Incumbent Directors, which term means the members
             		   of the Board on the date of this Agreement; provided that any
             		   person becoming a director subsequent to such date whose
             		   election or nomination for election was supported by a
             		   majority of the directors who then comprised the Incumbent
             		   Directors shall be considered to be an Incumbent Director;

	           (ii)  the Company adopts any plan of liquidation providing for the
             		   distribution of all or substantially all of the assets of the
             		   Company on a consolidated basis;

      	    (iii)  Hills Stores Company merges or combines with another company
             		   and, immediately after the merger or combination, the stock-
             		   holders of the Company immediately prior to the combination
             		   hold, directly or indirectly, (1) in the event Hills Stores
             		   Company is the surviving corporation 50% or less of the
             		   voting stock of the combined company or (2) in the event
             		   Hills Stores Company is not the surviving corporation 50% or
             		   less of the voting stock or other ownership interests of the
             		   entity or entities, if any, that succeed to the business of
             		   Hills Stores Company; or

	           (iv)  the Company sells all or substantially all of its assets
             		   determined on a consolidated basis.

      	  For purposes of this Agreement, the term "Good Reason" shall mean:

      	      any failure by the Company to timely pay the amounts or provide
	            the benefits prescribed by this Agreement, other than an isolated
      	      failure not occurring in bad faith and which is remedied promptly
      	      after receipt of written notice thereof given by Consultant.

      	  (b) In the event of (i) termination of this Agreement by the Company other than for Cause or (ii) termination of this Agreement by Consultant for Good Reason after a Change in Control, the Company shall continue to pay Consultant, the amounts described in Section 3 and in the manner set forth in Section 3 of this Agreement throughout the term of the Agreement. In the event the Company's performance bonus goals are met or exceeded for the year in which such a termination occurs, Consultant shall be entitled to receive a performance bonus which is prorated to reflect that portion of the year prior to the termination date, consulting services were provided to the Company.


     SECTION 8.  ACCELERATION AND EXPIRATION OF OPTIONS.

      	  (a) Any options to purchase the Common Stock of the Company
	            ("Options") granted by the Company to Consultant that have not yet
      	      become exercisable shall become exercisable upon the earliest to
      	      occur of(i) the termination of Consultant's engagement as a result
      	      of Consultant's death or disability; (ii) the termination by
	            Consultant with Good Reason; after a Change in Control.  Notwith-
      	      standing the foregoing, all Options, whether currently exercisable
      	      or not, shall expire and cease to be exercisable as follows:

      	      (i)  if the Company terminates Consultant's engagement for Cause,
             		   immediately upon the effective date of such termination;

      	     (ii)  if Consultant dies while engaged by the Company, six (6)
             		   calendar months after Consultant's death; and

      	    (iii)  if Consultant's engagement is terminated as a result of
             		   disability, six (6) calendar months after the effective date
             		   of such termination.

	        (b) Notwithstanding the termination of this Consulting Agreement
      	      (provided Consultant's stock options, as shown on Schedule A
	            hereto, have not been otherwise terminated pursuant to the terms
      	      of this Consulting Agreement or the terms of the 1993 Incentive
      	      and Nonqualified Stock Option Plan) as long as Consultant is
      	      available, willing and able to provide the Consulting services
      	      contemplated by this Agreement, the stock options shown on
      	      Schedule A shall remain in effect and all vesting and exercise
      	      rights of Consultant with respect to these options shall
      	      continue.


     SECTION 9. ACCELERATED VESTING OF RESTRICTED STOCK. Consultant has received restricted stock grants from the Company which are subject to periodic vesting. In the event Consultant's engagement with the Company is terminated
(a) as a result of Consultant's death or disability or (b) by Consultant with good reason after a Change in Control, then all restricted stock held by Consultant, not otherwise vested, shall become fully vested, subject to the terms of the restricted stock agreement between the Company and Consultant.


     SECTION 10. NO MITIGATION; NO OFFSET. Consultant shall be under no obligation to mitigate damages or the amount of any payment provided for under this Agreement by seeking another engagement or otherwise and there shall be no offset against amounts due Consultant under this Agreement on account of any remuneration attributable to any subsequent engagement that Consultant may obtain.


     SECTION 11.  COVENANTS OF CONSULTANT.

       	  (a) Consultant recognizes that the knowledge of, information
       	      concerning and relationship with customers, suppliers and agents,
       	      and the knowledge of the Company's business methods, systems,
       	      plans and policies which Consultant will establish, receive or
       	      obtain as a consultant to the Company, are valuable and unique
       	      assets of the business of the Company.  Consultant will not,
       	      during or within two (2) years after the Term, disclose any such
       	      knowledge or information pertaining to the Company, its customers,
       	      suppliers, agents, policies or other aspects of the business, for
       	      any reason or purpose, whatsoever except pursuant to Consultant's
       	      duties hereunder or as otherwise authorized by the Company in
	             writing.  The foregoing restriction shall not apply, following
       	      termination of Consultant's engagement hereunder, to knowledge or
	             information which (i) is in or enters the public domain without
       	      violation of this Agreement or other obligations of
	             confidentiality by Consultant or his agents or representatives,
       	      (ii) Consultant can demonstrate was in his possession on a
	             nonconfidential basis prior to the commencement of his engagement
       	      with the Company, or (iii) Consultant can demonstrate was received
       	      or obtained by him on a non-confidential basis from a third party
       	      who did not acquire it wrongfully or under an obligation of
	             confidentiality, subsequent to the termination of his engagement
       	      hereunder.

       	  (b) All memoranda, notes, records or other documents made or compiled by Consultant or made available to Consultant while engaged
	             concerning customers, suppliers, agents or personnel of the
       	      Company, or the Company's business methods, systems, plans and policies, shall be the Company's property and shall be delivered to the Company on termination of Consultant's engagement or at any
	             other time on request.

       	  (c) During the term of the Consultant's engagement and for two (2)
	             years thereafter, Consultant shall not, except pursuant to and in
       	      furtherance of his duties hereunder, directly or indirectly
	             solicit or initiate contact with any employee of the Company with
       	      a view to inducing or encouraging such employee to leave the
	             employ of the Company for the purpose of being hired by
       	      Consultant, an employer affiliated with him or any competitor of
       	      the Company.

       	  (d) Consultant acknowledges that the provisions of this section are
	             reasonable and necessary for the protection of the Company and
       	      that the Company will be irrevocably damaged is such covenants are
	             not specifically enforced.  Accordingly, Consultant agrees that,
       	      in addition to any other relief to which the Company may be
	             entitled in the form of actual or punitive damages, the Company
       	      shall be entitled to seek and obtain injunctive relief from a
	             court of competent jurisdiction for the purposes of restraining
	             Consultant from any actual or threatened breach of such covenants.

       	  (e) In the event that, following the termination of this Agreement,
	             Consultant is entitled to receive any further payments other than
       	      for compensation or other amounts accrued prior to termination or
       	      expiration of this Agreement, such payments shall nonetheless
       	      cease and the Company shall no longer be obligated to make such
       	      payments if there is a material breach of any of the covenants in
       	      this section and Consultant shall forthwith upon demand of the
       	      Company repay any such amounts paid to Consultant subsequent to
       	      the date such breach occurred.


     SECTION 12. ENTIRE AGREEMENT. This Agreement contains the entire under-standing of the parties with respect to the subject matter thereof, and, super-sedes and replaces in its entirety any and all prior agreements and arrangements of the parties with respect to the subject matter hereof.


     SECTION 13. GOVERNING LAW. This Agreement and all matters and issues collateral thereto shall be governed by the laws of The Commonwealth of Massachusetts applicable to contracts performed entirely therein.

     SECTION 14. SEVERABILITY. If any of this Agreement, as applied to either party or to any circumstance, shall be adjudged by a court to be void and unenforceable, the same shall in no way affect any other provision of this Agreement or the validity or enforceability thereof.


     SECTION 15. NOTICES. All notices or other communications hereunder shall be given in writing and shall be deemed given if served personally or mailed by registered or certified mail, return receipt requested, to the parties at their respective addresses indicated below, or at such other address or addresses as they may hereafter designate in writing

       	  To the Company c/o: Hills Stores Company
			                           15 Dan Road
                     			      Canton, MA  02021-9128
                     			      ATTN:  Vice President-Secretary
                            				     & Corporate Counsel

       	  To the Consultant:  At the address noted on Exhibit A.


       	  IN WITNESS WHEREOF, the parties have executed this Agreement on February 8, 1997.

                            				  /s/ Chaim Edelstein
                            				 ------------------------------
                            				 Chaim Edelstein


                            				 HILLS DEPARTMENT STORE COMPANY
                            				 HILLS STORES COMPANY


                    			       BY: /s/ Gregory K. Raven
                           	 			 ------------------------------
                            				 President

							                                                     February 8, 1997

                           				   SCHEDULE A
                           				       TO
                    			      CONSULTING AGREEMENT
                           				     BETWEEN
                    			 HILLS DEPARTMENT STORE COMPANY
                           				       AND
                           				   CONSULTANT



NAME:                         Chaim Y. Edelstein

ADDRESS:                      1040 Park Avenue - 12E
                     			      New York, NY  10028

TITLE OF POSITION:            Consultant

TERM OF ENGAGEMENT:           February 8, 1997 through
                     			      February 7, 1998

ANNUAL CONSULTING FEE:        $400,000 - payable in equal monthly
                     			      installments of $33,333

                     			      BONUS

                     			      If the Consultant provides or is available to
                     			      provide consulting services to the Company
                     			      throughout the term of this Agreement, then
                     			      Consultant shall be entitled to a performance
                     			      bonus in accordance with the schedule set forth
                     			      herein below, provided the Company's
                     			      performance goals for the year are achieved.

                     			      The Company's performance goals and the
                     			      bonus to be paid to Consultant upon attaining
                     			      these goals will be determined by the
                     			      HR/Compensation Committee at the same time
                     			      as the bonus goals are determined for
                     			      Company executives.

OPTIONS:                      An option to purchase 30,000 shares of Hills
			                           Stores Company Common Stock was granted
                     			      on February 7, 1996.  The purchase price was
                     			      $10.125.

RESTRICTED STOCK:             20,000 shares of restricted stock were granted
                     			      to Consultant pursuant to a Restricted Stock
                     			      Agreement between Hills Stores Company and
                     			      Consultant dated February 8, 1996.

                                                          								EXHIBIT 10.7




                     			     HILLS STORES COMPANY
                     			HILLS DEPARTMENT STORE COMPANY
                            				 15 Dan Road
                     			 Canton, Massachusetts  02021




                                   					February 7, 1996




Mr. E. Jackson Smailes
387 Far Reach Road
Westwood, Massachusetts  02090


Dear Jack:


       	This letter sets forth our agreement with respect to your resignation as President and Chief Executive Officer of Hills Stores Company and, its

subsidiary, Hills Department Store Company (collectively, the "Companies").

Capitalized terms used and not defined herein shall have the meanings given such terms in the Employment Agreement, dated as of July 6, 1995, among the Companies and you (the "Employment Agreement").


        	1.  RESIGNATION.  By your execution and delivery hereof, you hereby resign, effective immediately, from all positions with the Companies and any subsidiaries thereof, including, without limitation, as (i) a director of each of the Companies and (ii) President and Chief Executive Officer of each of the

Companies.  The Companies hereby acknowledge their appreciation for the four years of outstanding service and executive leadership you have provided on their behalf.

Mr. E. Jackson Smailes
February 7, 1996
Page -2-


        	2.  SEVERANCE.

	            (a)  The Companies hereby agree to pay you on February 15, 1996 as severance a lump sum payment of $1,150,000.

         	   (b)  The Companies will reimburse you for your heretofore unreim-

bursed travel and other business expenses reasonably incurred by you prior to the date hereof in the performance of your duties on behalf of the Companies upon submission of the required supporting documentation.

         	   (c)  The Company's obligation to pay the Change of Control Bonus is hereby terminated.

         	   (d)  The Companies shall, except as otherwise provided in this letter agreement, cause to be provided to you all benefits and perquisites, or their equivalent, to which you are entitled under Section 5(c) and 5(e) of the

Former Agreement until the earlier of December 31, 1996 and your commencement of full-time ongoing employment as a senior executive ("Other Employment").

Effective the date hereof, you shall no longer be entitled, except as may be required by law or the terms of any benefit plan, to any of the benefits or perquisites set forth in Sections 5(c) and 5(e) of the Employment Agreement.

         	   (e)  The Companies will pay the fee, not to exceed $15,000 per year,to provide you with outplacement services by the firm of your choosing until the earlier of (i) January 31, 1998 and (ii) the date on which you accept employment with another employer.

         	   (f)  The Companies agree promptly to (i) buy back the lease for the automobile currently leased by the Companies for you, (ii) purchase such auto-

mobile from the leasing company, and (iii) transfer ownership of such automobile to you.  From and after the date of transfer of ownership, the Companies will no

Mr. E. Jackson Smailes
February 7, 1996
Page -3-


longer be required to pay for insurance, gasoline or maintenance with respect to such automobile or otherwise provide you with any benefits or allowances under the car policy of the Companies for senior executives.

       	     (g)  To the extent permitted by law and applicable federal tax restrictions, (x) until the earlier of October 1, 1997 and your commencement of

Other Employment, the Companies agree to continue, your health, disability and life insurance programs at the levels they exist as of the date hereof and in accordance with their current benefits practices, and you agree to continue to make monthly contributions at the levels generally in effect for executive participants as if you had continued to be actively employed by the Companies,

and (y) thereafter, you will be entitled to participate in the Companies'

executive retirement insurance program as it is otherwise available to executive retirees, provided that such participation is at no cost to the Companies or that you reimburse the Companies for any costs incurred by them in respect of such participation.

	            (h)  You understand and agree that, except as expressly set forth in this letter agreement, you will receive no payments, compensation, benefits,

perquisites, remuneration or bonuses, including severance, to which you other-

wise might be entitled pursuant to the Employment Agreement or any other under-

standing or agreement with the Companies or any of their subsidiaries.

        	    (i)  The Companies may withhold or cause to be withheld from any amounts payable under this letter agreement such amounts as shall be required to be withheld pursuant to any applicable law or regulation.

Mr. E. Jackson Smailes
February 7, 1996
Page -4-


       	3.  OPTIONS.  You hereby surrender for cancellation, without consider-

ation, options to purchase 122,000 shares of common stock of the Company that were granted to you pursuant to the Company's 1993 Incentive and Nonqualified

Stock Option Plan.  Such options (and any option grant agreements related thereto) are hereby terminated.


       	4.  CONTINUING OBLIGATIONS.

       	    (a)  The provisions of Sections 12, 13 and 16 of the Employment

Agreement shall continue in full force and effect.

       	    (b)  Except as expressly provided in this letter agreement, the obligations of each of the parties under the Employment Agreement are hereby terminated.


       	5.  TAX COOPERATION.  You agree to file your 1995 Federal, state and local income tax returns (and any amendments thereof) consistently with the Form

W-2 issued to you by the Companies for 1995.  You agree to cooperate with the

Companies in connection with any dispute between the Companies (or the Companies on your behalf) and any taxing authority relating to the amount of 1995 compen-

sation and the tax treatment thereof (including the amount of any taxes,

interest, penalties or excise tax payble thereon).  You also agree that you will, at the reasonable request of the Companies, file any reasonable tax refund claim for amounts that the Companies paid (or subsequently pay) to you or on your behalf under Section 11 of the Former Agreement, and to pay to the

Companies the amount of any refund actually recovered to the extent of any prior payments under Section 11 of the Former Agreement made by the Companies to you or on your behalf.  Any filings or cooperation by you pursuant to the second and third sentences of this paragraph 5 will be at the sole cost and expense of the

Mr. E. Jackson Smailes
February 7, 1996
Page -5-


Companies and will not result in any cost or expense to you or any reduction in the payments made by the Companies to you, other than such payments made pursuant to Section 11 of the Former Agreement.


       	6.  DISPARAGING STATEMENTS.  Each of the parties agrees not to take any action or make any remarks or statements which he or it knows or reasonably should know will have the effect of damaging the reputation of the other, or in the case of any action, remark or statement by you, of damaging the reputation of any of the officers or directors of the Companies.


       	7.  RELEASE BY SMAILES.

       	    (a)  You hereby represent that you do not have any claim, action or proceeding pending against Hills.  For purposes of this paragraph 7 and para-

graph 9(a), the term "Hills" refers to the Companies, each of their respective subsidiaries, divisions and affiliates, and each of their respective officers,

directors, agents, employees and assigns.

    	        (b)  Except as necessary to enforce the terms of this letter agree-

ment, and in exchange for and in consideration of the payments, promises,

covenants and agreements set forth in this letter agreement, you hereby release

Hills from any and all manner of claims, demands, causes of action, obligations,

damages or liabilities whatsoever of every kind and nature, at law or in equity,

known or unknown, and whether or not discoverable, which you have or may have for any period prior to and including the date of the execution of this letter agreement, including, but not limited to, any claim of wrongful discharge,

breach of an express or implied contract, breach of any covenant of good faith and fair dealing, any tort and any claims of discrimination under the Age

Discrimination In Employment Act of 1967 or any other federal, state or local law or regulation, and any claim for attorneys' fees or costs.

Mr. E. Jackson Smailes
February 7, 1996
Page -6-


       	    (c)  You promise never to file or participate in a lawsuit, arbitra-

tion or other legal proceeding asserting any claims that are released pursuant to this paragraph 7, unless you are compelled to testify or otherwise partici-

pate in any lawsuit, arbitration or other legal proceeding by subpeona or any other legal process, but only to the extent of such compulsion.  If you breach your promise and file or participate in a legal proceeding based on claims you have released, you agree to pay for all costs incurred by Hills, including reasonable attorneys' fees, in defending against your claim, and you shall be required to repay to Hills (and shall forfeit any right to receive) any monies and benefits paid or payable to you pursuant to this letter agreement.  In addition, Hill shall be entitled to any other relief available to it at law or in equity.

       	    (d)  In executing this letter agreement, the Companies are not admitting any liability or wrongdoing, and the considerations exchanged herein do not constitute an admission by Hills of any liability, error, contract viola-

tion, or violation of any federal, state or local law or regulation.


       	8.  RELEASE BY THE COMPANIES.

        	   (a)  Except as necessary to enforce the terms of this letter agree-

ment, and in exchange for and in consideration of the promises, covenants and agreements set forth in this letter agreement, the Companies hereby release you from any and all manner of claims, demands, causes of action, obligations,

damages or liabilities whatsoever of every kind and nature, at law or in equity,

known or unknown, and whether or not discoverable (all of the foregoing being hereafter referred to as "Claims"), which the Companies have or may have for any period prior to and including the date of the execution of this letter agree-

Mr. E. Jackson Smailes
February 7, 1996
Page -7-


ment arising out of or related to your having been an officer or director of the

Companies; provided that the foregoing release shall not apply to any illegal acts undertaken by you in any capacity with the Companies.

       	    (b)  The Companies promise never to file or participate in a lawsuit, arbitration or other legal proceeding against you, asserting any claims that are released pursuant to this paragraph 8, unless the Companies are compelled to testify or otherwise participate in any lawsuit, arbitration or other legal proceeding by subpeona or any other legal process, but only to the extent of such compulsion.  If the Companies breach their promise and file or participate in a legal proceeding against you based on claims they have released, they agree to pay for all costs incurred by you, including reasonable attorneys' fees, in defending against their claim.  In addition, you shall be entitled to any other relief available to you at law or in equity.

       	    (c)  In executing this letter agreement, you are not admitting any liability or wrongdoing, and the considerations exchanged herein do not con-

stitute an admission by you of any liability, error, contract violation, or violation of any federal, state or local law or regulation.


       	9.  MISCELLANEOUS.

       	    (a)  This letter agreement shall be binding upon and inure to the benefit of the parties hereto and their respective legal representatives,

executors, heirs, administrators, successors and assigns and, for purposes of paragraph 7, Hills.

     	      (b)  The unenforceability or invalidity of any provision or provisions of this letter agreement shall not render any other provision or provisions hereof unenforceable or invalid.

Mr. E. Jackson Smailes
February 7, 1996
Page -8-


       	    (c)  This letter agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and fully super-

sedes any and all prior agreements or understandings between us with respect to such subject matter, except for the November 27, 1995 letter to you from the

Companies and the release of the Companies in your favor, dated July 1995.  This letter agreement may not be altered, modified or changed, and no provision hereof may be waived, except pursuant to a written instrument signed by the parties hereto.

       	    (d)  This letter agreement and all matters and issues collateral thereto shall be governed by the laws of the Commonwealth of Massachusetts applicable to contracts performed entirely therein.

       	    (e)  All notices or other communications hereunder shall be given in writing and shall be deemed given if served personally or mailed by registered or certified mail, return receipt requested, to the parties at their respective addresses above indicated, or at such other address or addresses as the parties may hereafter designate in writing.

       	    (f)  You have been afforded an opportunity to take at least twenty-

one (21) days to consider this letter agreement and have been advised to consult with the attorneys of your choice prior to executing this letter agreement.  The parties understand and acknowledge that you will have a period of seven (7)

calendar days following your execution hereof in which to revoke your consent to this letter agreement.  If you so revoke your consent, this letter agreement shall be null and void and of no force or effect.

Mr. E. Jackson Smailes
February 7, 1996
Page -9-


       	If the foregoing letter correctly sets forth our agreement and under-

standing with respect to the subject matter hereof, please so indicate by executing and returning to the Companies the enclosed duplicate copy of this letter, whereupon it shall constitute our legally binding agreement.


                                   					Very truly yours,

                                   					HILLS STORES COMPANY
                                   					HILLS DEPARTMENT STORE COMPANY


                                   					By: /s/ Mark Dickstein
                                   					    --------------------------
                                   					    Chairman



ACCEPTED AND AGREED
AS OF FEBRUARY 7, 1996


/s/ E. Jackson Smailes
-------------------------
  E. Jackson Smailes

                                                     								  EXHIBIT 10.8


CONFIDENTIAL SEPARATION AGREEMENT, VOLUNTARY RELEASE & NOTICE
-------------------------------------------------------------

       	For and in consideration of the separation payments and other good and sufficient consideration described herein below, subject to legally required withholdings, to be paid to James E. Feldt ("Executive"), which payments Executive agrees are good and sufficient consideration for this Agreement and Release, and subject to Hills' (as defined below) obligations under this Agreement, Executive and Executive's executors, administrators, heirs, repre-sentatives and assigns, hereby voluntarily release and discharge Hills Stores Company and its related companies including its parents and subsidiaries, and their officers, agents, employees, trustees, successors and assigns (collec-tively the "Company", or "Hills") from and against any and all losses, damages, claims and liability, including specifically, any damages, claims or liability due to or arising out of any breach of contract, wrongful termination, employ-ment discrimination, violation of Title VII of the Civil Rights Act of 1964, as amended, The Employee Retirement Income Security Act, the Massachusetts Equal Rights Act, the Age Discrimination in Employment Act (ADEA), and/or any other similar state or federal laws or regulations, relating to Executive's employ-ment, the termination of Executive's employment and/or Executive's rights and benefits pursuant to his March 25, 1996 Employment Agreement ("Employment Agreement") (Exhibit 1). Executive will not file such claims, and Executive agrees to save and hold Hills harmless from and against any liability, loss, cost, damage and expense arising out of Executive's failure to comply with the terms of this Agreement. Notwithstanding, the foregoing shall not release or discharge Hills from, and expressly excluded from this release are, the following: (i) any obligations to Executive under this Agreement; (ii) any of Executive's rights of indemnification or contribution arising from any third party claim, charge, lawsuit or complaint against Executive on account of his employment by the Company or performance of his duties for the Company as set forth in Article VII, Section 5 of the Company's Amended And Restated By-Laws or as otherwise provided by law (Exhibit 2); (iii) any claim relative to any Company stock, stock option or 401K/pension plans pursuant to the terms of those plans.

       	For and in consideration of the covenants herein and other good and sufficient consideration described herein below, which Hills agrees are good and sufficient consideration for this Agreement and Release, and subject to Executive's obligations under this Agreement, Hills hereby voluntarily releases and discharges Executive and his executors, administrators, heirs, represen-tatives, successors and assigns from and against any and all losses, damages, claims and liability, including arising out of or relating to Executive's employment, the termination of Executive's employment and/or Executive's obliga-tions and promises pursuant to his March 25, 1996 Employment Agreement
(Exhibit 1). Hills will not file such claims, and Hills agrees to save and hold Executive harmless from and against any liability, loss, cost, damage and expense arising out of Hills' failure to comply with the terms of this Agree-ment. Notwithstanding, the foregoing shall not release or discharge Executive from, and expressly excluded from this release are, the following: (i) any obligations to Hills under this Agreement; (ii) any of Hills' rights of indem-nification or contribution arising from any third party claim, charge, lawsuit or complaint against Hills on account of Executive's employment by the Company;
(iii) any claim relative to any Company stock, stock option or 401K/pension plans pursuant to the terms of those plans.

       	SEPARATION PAYMENTS AND BENEFITS:
       	---------------------------------

       	1. Executive is terminated from the Company "without cause" as pro-vided in the Employment Agreement, effective April 13, 1997 (the "Effective Date"), notice having been given by the Company on January 13, 1997. Hills shall pay Executive the payments and benefits as described herein below:

       	A.   During the ninety (90) day notice period (January 13 - April 13,
       	     1997) Executive will be paid by Hills as an employee pursuant to his Employment Agreement, including all rights and benefits.

       	B. Separation pay in semi-monthly installments for 102 weeks, from April 14, 1997 to March 25, 1999 ("Separation Pay Time Period"), at the current Base Compensation rate ($355,000 annually) without bonus, based on the following conditions:

       	     (i)   Separation pay shall be paid in full only if Executive has no
              		   direct compensation earned by and paid to Executive during
              		   the Separation Pay Time Period.  The term "direct compensa-
              		   tion earned" or "direct compensation earnings" means any
              		   income earned from any employment source regardless of
              		   whether employment is full-time or part-time, temporary or
              		   permanent, work with an organization or self-employment.
              		   "Earnings" includes:  the value of any services in lieu of
              		   income; any income that is earned but not paid in the normal
              		   course during the Separation Pay Time Period and any income
              		   that may be deferred under a deferred income plan or agree-
              		   ment; and any unemployment compensation received.  "Direct
              		   Compensation earned" does NOT include any amounts received as
              		   a result of investment, passive income, dividends, capital
              		   appreciation, interest or other similar unearned income.

       	     (ii)  If Executive is entitled to or receives direct compensation
              		   earnings during or for the Separation Pay Time Period, then
              		   such earnings will be deducted from the separation pay.  In
              		   effect, Hills will thus "make up the difference" between
              		   Executive's earnings and what Executive would have been
              		   receiving in full separation pay through the Separation Pay
              		   Time Period.

       	     (iii) Each payment made to or on behalf of the Executive hereunder
              		   shall be deemed earned by the Executive contemporaneously
              		   with such payment on account of the termination of the
              		   employment of the Executive, and shall not be deemed to be
              		   earned by the Executive on account of the Executive's length
              		   of service.

       	C. Executive's 1997 vacation time shall accrue through the Effective Date and any accrued, but unused vacation pay through the Effective Date shall be paid no later than April 14, 1997.

       	D. The Company shall pay Executive all benefits under retirement/ 401(k) plans accrued through the Effective Date in accordance with the applicable Company plan or policies (Exhibit 2).

       	E. During the Separation Pay Time Period, the Company shall continue Executive's participation at the Company's expense in the insurance
       	     benefit plans (health, life, disability and other similar plans - copies attached as Exhibit 3) in which Executive is entitled to participate as of January 13, 1997, subject to Executive's contri-bution of his share of such expenses as of January 13, 1997 or as may be calculated under the Company's plans or policies for comparably situated executives or officers.

       	F. Up to the Effective Date, the Company shall pay all reasonable expenses for Executive's automobile (1995 Cadillac STS) including insurance, gas, maintenance and repairs. On or before the Effective Date, Executive shall pay the Company $4,750 as the full and final amount for Executive's automobile. The Company waives all claims for any further reimbursement for any amounts advanced or paid to or on behalf of Executive for the purchase of Execu-tive's automobile. The Company agrees and acknowledges that Executive will retain the auotmobile without any further obliga-tion, offset or payment to the Company.

       	G. Upon execution of this Agreement, the Company shall advance $20,000 to Executive as reimbursement for Executive's outplacement service expenses.

       	2. The Company agrees that Executive's stock options shall continue to accrue and vest through March 25, 1999 under the 1993 Incentive And Non-Quali-fied Stock Option Plan and that the time for Executive to exercise such options expires on March 25, 1999.


       	REPRESENTATIONS:
       	----------------

       	3. Executive represents that he understands the various claims he might have asserted under the common law of Massachusetts, the Age Discrimin-ation in Employment Act, Title VII of the Civil Rights Act of 1964, Chapter 151B of the Massachusetts General Laws, the Americans with Disabilities Act and other such similar laws; that he has read the Agreement carefully and understands all of its provisions; that he understands that he has the right to and is advised to consult an attorney concerning this Agreement and in particular the waiver of any rights he might have under these laws; that to the extent, if any, that he desired, he availed himself of this right; that he has had sufficient time to consider whether to sign the Agreement and he enters this Agreement and waives any claims knowingly and willingly. Executive further agrees to never bring a proceeding to challenge the validity of the Agreement. Notwithstanding, the foregoing shall not release or discharge the Company from its obligations under this Agreement.

        4. Hills and Executive agree that the terms of this Agreement are strictly confidential and shall be not disclosed to any other person, except that they may disclose this Agreement to their respective immediate families, directors, members, attorneys and tax and other professional advisors, or as otherwise compelled by federal, state or local law including SEC and IRS regulations.

       	5. Executive agrees that he will not disparage or defame the Company, its officers, directors and/or employees in any way. The Company agrees that it and its representatives, agents, employees, officers and directors will not disparage or defame Executive in any way.

       	6. Executive hereby waives any and all rights to future employment with Hills. Executive agrees not to divulge, appropriate or use any proprietary information of the Company (including, without limitation, financial and/or merchandising information) regardless of the form in which said information might exist. Executive agrees not to remove from the Company's premises (and to return to the Company if already removed), any proprietary materials of the Company of whatever form or description whatsoever.

       	7. Executive agrees to notify the Company's Human Resource Department promptly, in writing, if and when he receives direct compensation earnings. Executive's failure to provide such notification within 30 days of receipt shall constitute a breach of this Agreement, and Hills' payment obligations for severance pay under this Agreement shall therefore be null and void, and any overpayment by Hills to Executive shall be immediately due and owing to Hills.

       	8. Notwithstanding anything to the contrary contained herein, Execu-tive acknowledges and agrees to comply with the covenants contained in Paragraph 5 of Executive's March 25, 1996 Employment Agreement with Hills.


       	ADMINISTRATIVE PROVISIONS:
       	--------------------------

       	9. All disputes between Executive and Hills concerning this Agreement (except its validity, which shall be presumed), shall be submitted to binding arbitration as the sole remedy for such disputes. The arbitration will be con-ducted in Boston, Massachusetts before a single arbitrator jointly chosen by the parties, under the rules of the American Arbitration Association (with the cost of the arbitration to be shared equally).

       	10. This Agreement shall become effective seven (7) days after it is signed. Executive may revoke this Agreement within seven (7) days after it is signed, and it shall not become effective or enforceable until this seven (7) day revocation period has expired.

       	11. This Agreement will be governed by and interpreted in accordance with the substantive laws of the Commonwealth of Massachusetts and may be signed on one or more copies, each of which when so signed will be deemed to be an original, and all of which together will be one and the same document.

       	12. If any portion of this Agreement is found to be invalid, then it shall not affect the remaining provisions. This Agreement includes the entire understanding of the parties and can only be modified by a writing signed by both parties. This Agreement is not an admission of any liability or wrongdoing by any party.

       	13. All notices, requests, consents and other communications hereunder shall be in writing, shall be addressed to the receiving party's address set forth below or to such other address as a party may designate by notice here-under, and shall be either (i) delivered by hand, (ii) made by telex, telecopy or facsimile transmission, (iii) sent by overnight courier, or (iv) sent by registered or certified mail, return receipt requested, postage prepaid as follows:

       	if sent to Executive, to,

       	James E. Feldt
       	85 Skyline Drive
       	Westwood, MA 02093

       	with a copy to:

       	Henry A. Sullivan, Esq.
       	Mintz, Levin, Cohn, Ferris,
	         Glovsky and Popeo, P.C.
       	One Financial Center
       	Boston, MA  02111

       	and if sent to Hills, to,

       	Vice President and Corporate Counsel
       	Hills Stores Company
       	15 Dan Road
       	Canton, MA 02021

All notices, requests, consents and other communications shall be effective upon receipt.

       	EXECUTIVE HAS BEEN GIVEN AMPLE OPPORTUNITY TO REVIEW THIS AGREEMENT, HAS READ AND UNDERSTOOD IT, HAS BEEN REPRESENTED BY COUNSEL AND ENTERS INTO IT KNOWINGLY AND VOLUNTARILY.

EXECUTIVE:


/s/ James E. Feldt                      Date:  2/24/97
------------------------------                ------------------------------


HILLS:


/s/ Reginald B. Garrett                 Date:  3/6/97
------------------------------                ------------------------------
Reginald B. Garrett
Vice President-Human Resources

        													                                                         									      			            EXHIBIT 11.1

                                                   							     HILLS STORES COMPANY AND SUBSIDIARIES
                                                  							 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                               									 Thirteen      Fiscal Year       Fourteen       Fiscal Year      Thirteen     Fiscal Year
                         							       Weeks Ended        Ended        Weeks Ended         Ended        Weeks Ended      Ended
                         							       February 1,     February 1,      February 3,     February 3,     January 28,    January 28,
                               									  1997            1997             1996             1996           1995           1995
-----------------------------------------------------------------------------------------------------------------------------------
<s
PRIMARY

Weighted average number of
  common shares assumed to be
  outstanding during the period        10,306,070       10,252,022       9,962,450        9,809,675     10,797,637     10,794,013
Assumed conversion of preferred
  stock                                         -                -       1,252,389                -      3,207,195      3,207,195
Assumed exercise of stock options               -                -               -                -        105,733        104,290
Assumed exercise of stock rights                -                -           6,514                -              -              -

                         							       ----------       ----------      ----------        ---------     ----------     ----------
                         							       10,306,070       10,252,022      11,221,353        9,809,675     14,110,565     14,105,498
                         							       ==========       ==========      ==========        =========     ==========     ==========
FULLY-DILUTED

Weighted average number of
  common shares assumed to be
  outstanding during the period        10,337,761       10,336,497       9,983,044       10,029,442     10,797,637     10,794,013
Assumed conversion of preferred
  stock                                         -                -       1,231,795                -      3,207,195      3,207,195
Assumed exercise of stock options               -                -               -                -        132,446        130,360
Assumed exercise of stock rights                -                -           6,514                -        700,000        700,000

                         							       ----------       ----------      ----------       ----------     ----------     ----------
                         							       10,337,761       10,336,497      11,221,353       10,029,442     14,837,278     14,831,568
                         							       ==========       ==========      ==========       ==========     ==========     ==========



                                                                  EXHIBIT 21

            			     SUBSIDIARIES OF HILLS STORES COMPANY

NAME OF SUBSIDIARY                                    STATE OF INCORPORATION
------------------                                    ----------------------
Hills Department Store Company                             Delaware

HDS Transport, Inc. (1)                                    Ohio

C.R.H. International, Inc. (1)                             Ohio

Canton Advertising, Inc. (2)                               Massachusetts

Corporate Vision Inc. (1)                                  Massachusetts

Hills Distributing Company (1)                             Delaware

(1)  Wholly-owned subsidiary of Hills Department Store Company
(2)  Wholly-owned subsidiary of C.R.H. International, Inc.

                                                                 EXHIBIT 23.1



INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-56321 and 333-4627 on Forms S-8 and S-3, respectively, of Hills Stores Company and to Registration Statement No. 333-5003 of Hills Stores Company, Hills Department Store Company, Canton Advertising, Inc., Corporate Vision, Inc., C.R.H. International, Inc., HDS Transport, Inc. and Hills Distributing Company on Form S-4 of our report dated March 11, 1997 appearing in this Annual Report on Form 10-K of Hills Stores Company.


DELLOITTE & TOUCHE LLP



Boston, Massachusetts
April 22, 1997

						                                                         		 EXHIBIT 23.2

                		      INDEPENDENT ACCOUNTANTS' CONSENT

We consent to the incorporation by reference in Registration Statement
Nos. 33-56321 and 333-4627 on Forms S-8 and S-3, respectively, of the Hills Stores Company and Subsidiaries to Registration Statement No. 333-5003 of Hills Stores Company, Hills Department Store Company, Canton Advertising, Inc., Corporate Vision, Inc., C.R.H. International, Inc., HDS Transport, Inc. and Hills Distributing Company on Form S-4 (File No. 333-05003) of our report dated March 10, 1995 on our audit of the Consolidated Financial Statements and Financial Statement Schedule of Hills Stores Company and Subsidiaries as of January 28, 1995 and for the year then ended, which report is included in this Annual Report on Form 10-K. We also consent to the reference to our Firm under the caption "Experts."

                                          						    Coopers & Lybrand L.L.P.

Boston, Massachusetts
April 23, 1997

                                                       								    EXHIBIT 24
                     			    HILLS STORES COMPANY
                            				 FORM 10-K
                     			     POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of the directors and officers of Hills Stores Company whose signature appears below constitutes and appoints Gregory
K. Raven, C. Scott Litten and William K. Friend, and each of them, his/her true and lawful attorneys-in-fact and agents with full power of substitution, for him/her and in his/her name, place and stead, in any and all capacities, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection with the preparation, delivery and filing of an Annual Report on Form 10-K of Hills Stores Company for the fiscal year ended February 1, 1997 with the Securities and Exchange Commission and any appropriate state or governmental agencies, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substi-tutes, may lawfully do or cause to be done by virtue hereof.

    SIGNATURE                        TITLE                           DATE
/s/ Chaim Y. Edelstein     Chairman of the Board of
-----------------------    the Company and Hills
Chaim Y. Edelstein         Department Store Company               March 11, 1997

/s/ Gregory K. Raven       Director, President and Chief
-----------------------    Executive Officer of the Company
Gregory K. Raven           and Hills Department Store Company
                     			   (Principal Executive Officer)          March 11, 1997

/s/ Mark B. Dickstein      Director of the Company and Hills
-----------------------    Department Store Company               March 11, 1997
Mark B. Dickstein

/s/ Stanton J. Bluestone   Director of the Company and Hills
-----------------------    Department Store Company               March 11, 1997
Stanton J. Bluestone

/s/ Samuel L. Katz         Director of the Company and Hills
-----------------------    Department Store Company               March 11, 1997
Samuel L. Katz

/s/ John W. Burden         Director of the Company and Hills
-----------------------    Department Store Company               March 11, 1997
John W. Burden

/s/ Alan S. Cooper         Director of the Company and Hills
-----------------------    Department Store Company               March 11, 1997
Alan S. Cooper

/s/ C. Scott Litten        Executive Vice President-Chief
-----------------------    Financial Officer of the Company
C. Scott Litten            and Hills Department Store Company
                     			   (Principal Financial Officer)          March 11, 1997

/s/ Brian J. Sheehan       Vice President-Controller
-----------------------    of the Company and Hills
Brian J. Sheehan           Department Store Company
                     			   (Principal Accounting Officer)         March 11, 1997
