Form 10-Q
period 1997-05-03
HILLS STORES CO /DE/
filed 1997-06-17
CIK 786877

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 3, 1997


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

    The number of shares of common stock outstanding as of May 31, 1997 was 10,281,447 shares.

                    HILLS STORES COMPANY AND SUBSIDIARIES

                              TABLE OF CONTENTS
                             ------------------

                        PART I - FINANCIAL INFORMATION



FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets as of May 3, 1997,
     February 1, 1997 and May 4, 1996                                     3

     Condensed Consolidated Statements of Operations for the
     Quarters Ended May 3, 1997 and May 4, 1996                           4

     Condensed Consolidated Statements of Cash Flows for the
     Quarters Ended May 3, 1997 and May 4, 1996                           5

     Notes to Condensed Consolidated Financial Statements                 6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                 9


                         PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                                12

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                 12


HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
                                              May 3,    February 1,    May 4,
(in thousands)                                 1997        1997         1996
--------------------------------------------------------------------------------
                                            (unaudited)              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                 $ 17,537    $ 66,163     $   29,516
   Cash restricted to redemption
     of senior notes                                -           -        153,762
   Accounts receivable, net                    27,131      24,346         28,203
   Inventories                                395,344     341,477        410,330
   Deferred and interim tax assets             51,792      46,491         49,213
   Other current assets                         6,103       5,115          5,735
                                             --------    --------     ----------
      Total current assets                    497,907     483,592        676,759

Property and equipment, net                   171,102     173,701        182,096
Property under capital leases, net            109,717     112,201        109,610
Beneficial lease rights, net                    6,656       6,848          7,782
Deferred tax asset                              8,085       8,085          8,233
Reorganization value in excess of amounts
   allocable to identifiable assets, net       96,046      97,508        105,158
Other assets, net                              22,190      18,418         22,223
                                             --------    --------     ----------
                                             $911,703    $900,353     $1,111,861
                                             ========    ========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Senior notes subject to redemption        $      -    $      -     $  154,725
   Current portion of long-term debt            7,430       7,255          5,732
   Borrowings under revolving
     credit facility                            5,000           -         43,000
   Accounts payable, trade                    127,267     111,064        125,835
   Other accounts payable and accrued
     expenses                                 183,140     182,018        173,046
                                             --------    --------     ----------
       Total current liabilities              322,837     300,337        502,338

Senior notes                                  195,000     195,000        195,000
Obligations under capital leases              118,814     120,539        117,148
Financing obligations - sale/leaseback         34,100      34,100         25,169
Other liabilities                               5,945       5,651          7,536

Commitments and contingencies (Note 5)              -           -              -

Preferred stock, at mandatory redemption
   value (Note 2)                              19,782      19,942         21,498

Common shareholders' equity                   215,225     224,784        243,172
                                             --------    --------     ----------
                                             $911,703    $900,353     $1,111,861
                                             ========    ========     ==========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           Quarter Ended
                                                      ------------------------
(unaudited)                                            May 3,          May 4,
(in thousands, except per share amounts)                1997            1996
_______________________________________________________________________________
Net sales                                            $353,504         $370,248
Cost of sales                                         256,720          270,985
Selling and administrative expenses                    99,142          102,710
Amortization of reorganization value in
  excess of amounts allocable to
  identifiable assets                                   1,462            1,521
Impairment of long-lived assets                             -           11,706
                                                     --------         --------
Operating loss                                      (   3,820)       (  16,674)

Interest expense, net                               (  11,300)       (  13,266)
                                                     --------         --------
Loss before income taxes                            (  15,120)       (  29,940)

Income tax benefit (Note 4)                             5,300           15,202
                                                     --------         --------
Net loss                                            ($  9,820)       ($ 14,738)
                                                     ========         ========





Primary and fully-diluted
  loss per share (Note 3)                           ($   0.95)       ($   1.45)
                                                     ========         ========



See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Quarter Ended
                                                          ---------------------
(unaudited)                                               May 3,       May 4,
(in thousands)                                             1997         1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               ($  9,820)    ($ 14,738)
Adjustments to reconcile net loss to net cash used
    for operating activities:
  Depreciation and amortization                            9,095         8,822
  Amortization of deferred financing costs                   627         1,860
  Amortization of reorganization value in excess
    of amounts allocable to identifiable assets            1,462         1,521
  Loss on disposal of fixed assets                             -           329
  Impairment of long-lived assets                              -        11,706
  Increase in accounts receivable and other
    current assets                                     (   3,773)    (   3,399)
  Increase in inventories                              (  53,867)    (  78,633)
  Increase in accounts payable and accrued expenses       17,325        32,558
  Increase in income taxes                             (   5,301)    (  15,202)
  Other, net                                                 111            79
                                                        --------      --------
      Net cash used for operating activities           (  44,141)    (  55,097)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                   (   3,605)    (   6,573)
Deferred software expenditures                         (   4,376)            -
                                                        --------       -------
      Net cash used for investing activities           (   7,981)    (   6,573)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of 12 1/2% Senior Notes                 -       195,000
Fees incurred with the issuance of
  12 1/2% Senior Notes                                         -     (   8,100)
Redemption of 10.25% Senior Notes                              -     (   5,275)
Cash restricted to redemption of
  10.25% Senior Notes                                          -     ( 153,762)
Borrowings under revolving credit facility, net            5,000        43,000
Principal payments under capital lease obligations     (   1,550)    (   1,628)
Cash distributions pursuant to the Plan of
  Reorganization                                               -     (   1,081)
Other financing activities                                    46           134
                                                        --------      --------
      Net cash provided by financing activities            3,496        68,288
                                                        --------      --------
Net increase (decrease) in cash
  and cash equivalents                                 (  48,626)        6,618

Cash and cash equivalents at beginning of period          66,163        22,898
                                                        --------      --------
Cash and cash equivalents at end of period              $ 17,537      $ 29,516
                                                        ========      ========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

The accompanying unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles nor those normally made in the Company's annual Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The fourth quarter of each fiscal year provides the most significant portion of the Company's annual sales and most of its operating earnings, with operating earnings particularly concentrated in the Christmas selling season.

2.   HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
     -------------------------------------------------

During the quarter ended May 3, 1997, 8,021 shares of the Company's Series
A Convertible Preferred Stock ($20 par value) were converted to the Company's Common Stock on a share for share basis.

3.   EARNINGS PER SHARE
     ------------------

Primary loss per share of the Company for the quarters ended May 3, 1997 and May 4, 1996 was computed based on the weighted average number of common shares assumed to be outstanding during the periods of 10,343,676 and 10,165,710 shares, respectively. Fully-diluted loss per share for the quarters ended May 3, 1997 and May 4, 1996 was computed based on the weighted average number of common shares assumed to be outstanding during the periods of 10,345,781 and 10,165,710 shares, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128").
FAS 128 is effective for financial statements, for both interim and annual periods, ending after December 15, 1997. FAS 128 would have no impact on the Company's earnings per share calculations for the quarters ended May 3, 1997 and May 4, 1996.

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   INCOME TAX BENEFIT
     ------------------

The Company calculates its provision for interim income taxes in accordance with Accounting Principles Board Opinion No. 28. This usually calls for the application of the estimated full year tax rate to interim pretax accounting income, which practice the Company followed through 1996. In circumstances when the usual approach would cause an unrealistically high interim tax benefit rate or other unreasonable tax results (which the Company is experiencing in 1997), the interim tax provision is calculated by applying the appropriate Federal and state statutory tax rates to taxable book income. Had the approach employed in 1997 been applied in 1996, the effect would have been to reduce the interim income tax benefit and to increase the net loss for 1996's first quarter by approximately $4.2 million. The Company expects to continue to employ the 1997 approach until it is no longer reasonably possible that an unreasonably large interim tax benefit rate would occur. The approach to interim income taxes will have no effect on the amount of income tax expense for the full year.

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

In September 1995, the Company filed a suit in the Court of Chancery of the State of Delaware against the former members of the Board of Directors (the "Former Directors") of the Company. That action seeks, among other things, recovery of damages caused by the breach by the Former Directors of their fiduciary duties to shareholders arising from the refusal of the Former Directors to approve the change in control which took place on July 5, 1995 (the "1995 Change of Control") following the election of seven replacement directors by the shareholders of the Company. On or about April 25, 1997, certain of the defendants filed an answer and asserted a counterclaim against the Company and certain members of the Company's Board of Directors. In the counterclaim, Michael Bozic, Norman S. Matthews and John G. Reen allege that, following the 1995 Change of Control, the Company improperly refused to allow them to exercise options to purchase shares of Hills Stores Company common stock. The plaintiffs-in-counterclaim seek damages of $2.5 million for lost profits plus consequential damages. The Company believes the counterclaim is without merit and plans to contest it vigorously.

The Company also filed suit against Smith Barney, Inc. in September 1995 in the New York State Supreme Court for the County of New York, seeking damages for losses, as stated in the complaint, caused by the gross negligence of this firm in rendering financial advice to the Former Directors of the Company in breach of their fiduciary duties. On May 22, 1997, the New York Supreme Court, Appellate Division, First Department, affirmed the trial court's dismissal of the suit.

In August 1995, in the Court of Chancery of the State of Delaware, three shareholders of the Company, Gayle Dolowich, Ivan J. Dolowich and Joseph Weiss, filed a class action lawsuit against the seven new directors of the Company elected at the 1995 annual meeting, Dickstein Partners Inc. ("Dickstein Partners") and the Company. In November 1995, the plaintiffs amended their complaint to include a shareholder's derivative cause of action against the Former Directors for breach of their fiduciary duties to the Company and its

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------

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

RESULTS OF OPERATIONS

QUARTER ENDED MAY 3, 1997 COMPARED WITH
      QUARTER ENDED MAY 4, 1996

Net sales decreased 4.5% compared with the same period in 1996. This sales decrease was primarily related to the Company operating nine fewer stores during the first quarter of 1997 and a comparable store sales decrease of 0.5%. The comparable store sales decrease was impacted by the elimination of one ad circular, an earlier Easter, and unseasonably cold weather after Easter.
Sales increases in women's apparel and home electronics were offset by sales decreases in men's and children's apparel.

Cost of sales as a percentage of sales was 72.6% in the first quarter of 1997 compared with 73.2% in the first quarter of 1996. The increase in gross margin percentage of 0.6% was primarily due to an improvement in purchase markon and lower inventory shortage costs.

Selling and administrative expenses, including depreciation and other occupancy expenses, as a percentage of sales were 28.0% compared with 27.7% in 1996, a 0.3% increase. The increase was primarily due to the decline in comparable store sales together with legislated minimum wage increases over the prior year.

Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). In accordance with FAS 121, the Company recognized a pre-tax charge of $11.7 million, $7.2 million after tax, or $0.71 per share, in the first quarter of 1996 to reduce the carrying value of certain of its long-lived tangible and intangible assets to their estimated fair market value. No charge was recorded in the first quarter of 1997.

Net interest expense was $11.3 million in the first quarter of 1997 compared with $13.3 million in the same period of 1996. This $2.0 million decrease was attributable to lower working capital borrowings and reduced amortization costs associated with borrowings that were refinanced in 1996.

The effective tax rate was 35.1% in the first quarter of 1997 compared with a rate of 50.8% in the first quarter of 1996. The decreased benefit was due to a modification in the approach used to calculate interim income taxes. See
Note 4 of Notes to Condensed Consolidated Financial Statements.

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

Net cash used for operating activities was $44.1 million for the quarter ended May 3, 1997 compared with $55.1 million for the same period last year, a decrease of $11.0 million. The use of cash for the interim periods primarily reflects the build-up of merchandise inventories due to the seasonal nature of the Company's business. The build-up of inventories was less in the first quarter of 1997 compared with the same period last year as a result of the reduction in the number of stores.

Net cash used for investing activities was $8.0 million compared with $6.6 million in the first quarter of 1996, a $1.4 million increase. Approximately $4.4 million was spent during the first quarter of 1997 pursuant to a program to upgrade the Company's information systems. This expenditure was partially offset by a decrease from year to year due to approximately $3.2 million spent
on store remodels last year.   During fiscal 1997, capital expenditures are
expected to approximate $30 million. The Company expects to open no new stores during fiscal 1997. In addition to the capital expenditures, fiscal 1997 investing activities are expected to include approximately $20 million of deferred, intangible costs for software procurement, development and installation costs.

Net cash provided by financing activities was $3.5 million in the first quarter of 1997 compared with $68.3 million in the same period a year ago, a $64.8 million decrease. The decrease was primarily due to a $38.0 million year-to-year decrease in borrowings under the revolving credit facility resulting from higher available cash balances at the beginning of the quarter this year compared with last year (an increase of approximately $42 million). In addition, during the first quarter of 1996 the Company generated $27.8 million of excess proceeds from the refinancing of its Senior Notes. During the first quarter of 1997, average borrowings under the revolving credit facility were approximately $396,000 at an average interest rate of 9.0%. During the first quarter of 1996, average borrowings were $27.4 million at an average interest rate of 8.6%. Excess credit availability under the revolving credit facility at May 3, 1997 was approximately $169.4 million compared with approximately $126.4 million at May 4, 1996.

The Company believes that its credit arrangements, together with cash from operations, will enable the Company to maintain the liquidity necessary to finance its continuing operations and capital expenditure requirements.

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

                        PART II - OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS
-------      -----------------

With respect to the previously reported suit by the Company and Hills Department Store Company ("HDSC") against the former members of the Board of Directors, on or about April 25, 1997, certain of the defendants filed an answer and asserted a counterclaim against the Company, HDSC and certain members of the Company's Board of Directors. In the counterclaim, Michael Bozic, Norman S. Matthews and John G. Reen allege that, following the July 5, 1995 change of control, the Company improperly refused to allow them to exercise options to purchase shares of Hills Stores Company common stock. The plaintiffs-in-counterclaim seek damages of $2.5 million for lost profits plus consequential damages. The Company believes the counterclaim is without merit and plans to contest it vigorously.

With respect to the previously reported suit by the Company and HDSC against Smith Barney, Inc., on May 22, 1997, the New York Supreme Court, Appellate Division, First Department, affirmed the trial court's dismissal of the suit.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
-------      --------------------------------

a.           The following documents are filed as part of this report:
   1
3.1          Amended and Restated Certificate of Incorporation of the Company,
             as amended.
   2
3.3          Amended and Restated By-Laws of the Company.
   3
4.1          Certificate of the Voting Powers, Preferences and other
             designated attributes of the Series A Convertible Preferred
             Stock of the Company.
   4
4.2          Form of Series 1993 Stock Right.
   5
4.3 Series 1993 Warrant Agreement dated October 4, 1993 between the Company and Chemical Bank, as Warrant Agent.
   6
4.4 Rights Agreement dated as of August 16, 1994 (the "Rights Agreement") between the Company and Chemical Bank, as Rights Agent.
   6
4.5 Form of Certificate of the Voting Powers, Preferences and other designated attributes of Series B Participating Cumulative Preferred Stock of the Company (which is attached as Exhibit A to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto).
   6
4.6 Form of Right Certificate (which is attached as Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto).
   7
4.7          Amendment dated as of October 18, 1995 to the Rights Agreement.
   8
4.8 Indenture dated as of April 19, 1996 relating to the 12 1/2% Senior Notes due 2003, Series B, of the Company.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (continued)
-------      --------------------------------------------

    9
10.1         Loan and Security Agreement (the "Loan and Security Agreement")
             dated as of September 30, 1996 among the Financial Institutions named therein as the Lenders, BankAmerica Business Credit, Inc., as the Agent, Hills Department Store Company and C.R.H.
             International, Inc. as the Borrowers, and the other Loan Parties named therein.
    10
10.2         First Amendment dated as of February 28, 1997 to the Loan and
             Security Agreement.
    11
10.3 *       Employment Agreement made as of February 7, 1996 with Gregory K.
             Raven.
    12
10.4 *       Consulting Agreement made as of February 8, 1997 with Chaim Y.
             Edelstein.
    13
10.5 *       Employment Agreement made as of July 6, 1995 with William K.
             Friend.
    14
10.6 *       Employment Agreement made as of November 19, 1996 with Michael
             R. Hamilton.
    12
10.7 *       Separation Agreement dated February 7, 1996 between the Company and E. Jackson Smailes.
    12
10.8 *       Confidential Separation Agreement, Voluntary Release and Notice
             dated March 6, 1997 between the Company and James E. Feldt.
    15
10.9 *       1993 Incentive and Nonqualified Stock Option Plan, as amended.
    11
10.10 *      1996 Directors Stock Option Plan.
    16
10.11 *      Hills Stores Company/Hills Department Store Company Associate
             Stock Purchase Plan, as amended.

11           Statements regarding computation of per share earnings.

  17
16           Letters re: change in certifying accountant.

27           Financial Data Schedule.

---------------------

*  Executive Compensation Plans and Arrangements.

1. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 28, 1995.

2. Incorporated by reference from the Report on Form 8-K of the Company dated January 18, 1996.

3. Incorporated by reference from the Form 8-A of the Company filed on September 16, 1993.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (continued)
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

5. Incorporated by reference from the Report on Form 8-K of the Company dated October 4, 1993.

6. Incorporated by reference from the Report on Form 8-K of the Company dated August 16, 1994.

7. Incorporated by reference from the Report on Form 8-K of the Company dated October 18, 1995.

8. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended May 4, 1996.

9. Incorporated by reference from the Report on Form 8-K of the Company dated October 1, 1996.

10. Incorporated by reference from the Report on Form 8-K of the Company dated February 28, 1997.

11. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 3, 1996.

12. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 1, 1997.

13. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended July 29, 1995.

14. Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

15. Incorporated by reference from the Company's definitive proxy materials dated May 5, 1997.

16. Incorporated by reference from the Form S-8 of the Company filed on May 28, 1997.

17. Incorporated by reference from the Report on Form 8-K of the Company dated November 8, 1995.

b.           Reports on Form 8-K

1. A report on Form 8-K dated February 28, 1997 was filed by the Company concerning the First Amendment to the Loan and Security Agreement.

2. A report on Form 8-K dated March 12, 1997 was filed by the Company concerning the fourth quarter and year-end press release issued on that date.

                                  SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HILLS STORES COMPANY



          Date:  June 16, 1997              /s/C. Scott Litten
                                            ------------------
                                            C. Scott Litten
                                            Executive Vice President-
                                            Chief Financial Officer



          Date:  June 16, 1997              /s/Brian J. Sheehan
                                            ------------------
                                            Brian J. Sheehan
                                            Vice President - Controller
                                            and Principal Accounting Officer

                                EXHIBIT INDEX


                   Pursuant to Item 601 of Regulation S-K



Exhibit                             Title
-------                             -----

11              Statements regarding computation of earnings per share.


27              Financial Data Schedule.

                                                          EXHIBIT 11

                     HILLS STORES COMPANY AND SUBSIDIARIES
                STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS



                                                          Quarter Ended
                                                    -------------------------
                                                      May 3,         May 4,
                                                       1997           1996
                                                    ----------    -----------
Weighted average primary shares outstanding
-------------------------------------------

Weighted average number of common shares
 assumed to be outstanding during the period        10,343,676     10,165,710

Assumed conversion of preferred stock                        -              -

Assumed exercise of stock options                            -              -

Assumed exercise of stock rights                             -              -

Assumed exercise of stock warrants                           -              -
                                                    ----------     ----------
                                                    10,343,676     10,165,710
                                                    ==========     ==========

Weighted average fully-diluted shares outstanding (1)
-----------------------------------------------------

Weighted average number of common shares assumed
 to be outstanding during the period                10,345,781     10,254,944

Assumed conversion of preferred stock                        -              -

Assumed exercise of stock options                            -              -

Assumed exercise of stock rights                             -              -

Assumed exercise of stock warrants                           -              -
                                                    ----------     ----------
                                                    10,345,781     10,254,944
                                                    ==========     ==========

The calculation of the weighted average fully-diluted shares outstanding assumes that actual conversions of Preferred Stock during the quarter occurred as of the beginning of the period being reported on. The conversion of Preferred Stock, and the exercise of stock options, stock rights, and stock warrants was not assumed as the result would be anti-dilutive.

(1) This calculation is presented in accordance with Item 601 of Regulation S-K although it is not required by APB Opinion No. 15.