Form 10-Q
period 1997-08-02
HILLS STORES CO /DE/
filed 1997-09-10
CIK 786877

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 2, 1997


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

    The number of shares of common stock outstanding as of August 31, 1997 was 10,350,237 shares.

                   HILLS STORES COMPANY AND SUBSIDIARIES

                             TABLE OF CONTENTS
                             -----------------

                      PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets as of August 2, 1997,
     February 1, 1997, and August 3, 1996                                   3

     Condensed Consolidated Statements of Operations for the
     Thirteen and Twenty-six Weeks Ended August 2, 1997
     and August 3, 1996                                                     4

     Condensed Consolidated Statements of Cash Flows for the
     Twenty-six Weeks Ended August 2, 1997 and August 3, 1996               5

     Notes to Condensed Consolidated Financial Statements                   6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                         9
                        PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                                 12

ITEM 2:  CHANGES IN SECURITIES                                             12

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                  13


HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS

                                           August 2,    February 1,  August 3,
(in thousands)                               1997          1997         1996
- -------------------------------------------------------------------------------
                                         (unaudited)                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $ 17,183      $ 66,163    $   23,374
  Accounts receivable, net                   31,986        24,346        50,077
  Inventories                               426,658       341,477       458,094
  Deferred and interim tax assets            55,072        46,491        63,918
  Other current assets                        5,140         5,115         6,318
                                           --------      --------    ----------
     Total current assets                   536,039       483,592       601,781

Property and equipment, net                 174,639       173,701       184,439
Property under capital leases, net          107,231       112,201       109,619
Beneficial lease rights, net                  6,465         6,848         7,581
Deferred tax asset                           13,289         8,085         8,233
Reorganization value in excess of amounts
   allocable to identifiable assets, net     94,573        97,508       103,648
Other assets, net                            27,173        18,418        19,691
                                           --------      --------    ----------
                                           $959,409      $900,353    $1,034,992
                                           ========      ========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt        $  7,430      $  7,255    $    6,428
  Borrowings under revolving
     credit facility                         55,000             -        95,000
  Accounts payable, trade                   152,253       111,064       150,459
  Other accounts payable and accrued
     expenses                               174,066       182,018       175,969
                                           --------      --------    ----------
       Total current liabilities            388,749       300,337       427,856

Senior Notes                                195,000       195,000       195,000
Capital lease and other
  financing obligations                     151,340       154,639       152,428
Other liabilities                             5,356         5,651         7,304

Preferred stock, at mandatory redemption
  value (Note 2)                             18,429        19,942        21,421

Common shareholders' equity                 200,535       224,784       230,983
                                           --------      --------    ----------
                                           $959,409      $900,353    $1,034,992
                                           ========      ========    ==========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Thirteen Weeks Ended        Twenty-six Weeks Ended
                                       --------------------        ----------------------

(unaudited)                            August 2,  August 3,        August 2,    August 3,
(in thousands, except per                1997        1996            1997         1996
 share amounts)
- -----------------------------------------------------------------------------------------
Net sales                              $349,269    $388,600        $702,773     $758,848
Cost of sales                           263,121     290,909         519,841      561,894
Selling and administrative
  expenses                               98,344     103,767         197,524      206,477
Amortization of reorganization
  value in excess of amounts
  allocable to identifiable assets        1,463       1,510           2,925        3,031
Impairment of long-lived assets               -           -               -       11,706
  (Note 6)
                                       --------    --------        --------     --------
Operating loss                        (  13,659)  (   7,586)      (  17,517)   (  24,260)

Interest expense, net                 (  12,060)  (  15,466)      (  23,322)   (  28,732)
                                       --------    --------        --------     --------
Loss before income taxes              (  25,719)  (  23,052)      (  40,839)   (  52,992)

Income tax benefit (Note 4)               9,600      12,731          14,900       27,933
                                       --------    --------        --------     --------

Loss before extraordinary loss        (  16,119)  (  10,321)      (  25,939)   (  25,059)

Extraordinary loss on extinguishment          -   (   2,046)              -    (   2,046)
  of debt, net (Note 7)                --------    --------        --------     --------

Net loss                              ($ 16,119)  ($ 12,367)      ($ 25,939)   ($ 27,105)
                                       ========    ========        ========     ========



Primary loss per share (Note 3):
  Before extraordinary loss           ($   1.56)  ($   1.01)      ($   2.51)   ($   2.45)
  Extraordinary loss                          -   (     .20)              -    (     .20)
                                       --------    --------        --------     --------
Net loss per share                    ($   1.56)  ($   1.21)      ($   2.51)   ($   2.65)
                                       ========    ========        ========     ========
Fully-diluted loss per share
  (Note 3):
  Before extraordinary loss           ($   1.55)  ($   1.01)      ($   2.49)   ($   2.45)
  Extraordinary loss                  (       -)  (     .20)      (       -)   (     .20)
                                       --------    --------        --------     --------
Net loss per share                    ($   1.55)  ($   1.21)      ($   2.49)   ($   2.65)
                                       ========    ========        ========     ========


See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Twenty-Six Weeks Ended
                                                     --------------------------
(unaudited)                                          August 2,        August 3,
(in thousands)                                         1997              1996
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            ($ 25,939)       ($  27,105)
Adjustments to reconcile net loss to net cash
 used for operating activities before
 reorganization items:
  Depreciation and amortization                        18,204            17,616
  Amortization of deferred financing costs              1,252             3,812
  Amortization of reorganization value in
    excess of amounts allocable to
    identifiable assets                                 2,925             3,031
  Loss on disposal of fixed assets                         28               797
  Extraordinary loss on extinguishment of Debt              -             2,046
  Impairment of long-lived assets                           -            11,706
  Increase in accounts receivable and other
     current assets                                 (   7,665)       (   25,856)
  Increase in inventories                           (  85,181)       (  126,397)
  Increase in accounts payable and
     accrued expenses                                  33,133            60,652
  Increase in income taxes                          (  14,900)       (   28,456)
  Decrease in deferred tax asset                        1,115                 -
  Other, net                                              187        (      321)
                                                     --------         ---------
     Net cash used for operating activities         (  76,841)       (  108,475)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              (  13,337)       (   17,667)
  Deferred software expenditures                    (  10,183)                -
                                                     --------         ---------
     Net cash used for investing activities         (  23,520)       (   17,667)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility             55,000            95,000
Principal payments under capital lease obligations  (   3,124)       (    3,460)
Proceeds from issuance of 12 1/2% Senior Notes              -           195,000
Payment of debt premium                                     -        (    1,749)
Fees incurred with the issuance of
  12 1/2% Senior Notes                                      -        (    8,100)
Redemption of 10.25% Senior Notes                           -        (  160,000)
Fixture and equipment financing                             -            12,639
Cash distributions pursuant to the Plan
  of Reorganization                                 (      84)       (    1,620)
Other                                               (     411)       (    1,092)
                                                     --------         ---------
     Net cash provided by financing activities         51,381           126,618
                                                     --------         ---------
Net increase (decrease) in cash
  and cash equivalents                              (  48,980)              476

Cash and cash equivalents at beginning of period       66,163            22,898
                                                     --------         ---------
Cash and cash equivalents at end of period           $ 17,183         $  23,374
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

2.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
    -------------------------------------------------

During the twenty-six weeks ended August 2, 1997, 75,640 shares of the Company's Series A Convertible Preferred Stock ($20 par value) were converted to the Company's Common Stock on a share for share basis.

3.  EARNINGS PER SHARE
    ------------------

Primary loss per share for the thirteen week periods ended August 2, 1997 and August 3, 1996 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,358,807 and 10,263,118 shares, respectively. Fully diluted loss per share for the thirteen week periods ended August 2, 1997 and August 3, 1996 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,413,400 and 10,263,118 shares, respectively.

Primary loss per share for the twenty-six week periods ended August 2, 1997 and August 3, 1996 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,353,394 and 10,214,414 shares, respectively. Fully-diluted loss per share for the twenty-six week periods ended August 2, 1997 and August 3, 1996 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,412,985 and 10,214,414 shares, respectively.

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

3.  EARNINGS PER SHARE (CONTINUED)
    ------------------------------

Company's earnings per share calculations for the quarters and six month periods ended August 2, 1997 and August 3, 1996.

4.  INCOME TAX BENEFIT
    ------------------

The Company calculates its provision for interim income taxes in accordance with Accounting Principles Board Opinion No. 28. This usually calls for the application of the estimated full year tax rate to interim pretax accounting income, which practice the Company followed through 1996. In circumstances when the usual approach would cause an unrealistically high interim tax benefit rate or other unreasonable tax results (which the Company is experiencing in 1997), the interim tax provision is calculated by applying the appropriate Federal and state statutory tax rates to taxable book income. Had the 1997 approach been used in 1996, the income tax benefit for the second quarter and six-month period ended August 3, 1996 would have been reduced, and the net loss increased, by approximately $3.8 million and $8.0 million, respectively. The Company expects to continue to employ the 1997 approach until it is no longer reasonably possible that an unreasonably large interim tax benefit rate would occur. The approach to interim income taxes will have no effect on the amount of income tax expense or benefit for the full year.

5.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

In September 1995, the Company filed a suit in the Court of Chancery of the State of Delaware against the former members of the Board of Directors (the "Former Directors") of the Company. That action seeks, among other things, recovery of damages caused by the breach by the Former Directors of their fiduciary duties to shareholders arising from the refusal of the Former Directors to approve the change in control which took place on July 5, 1995 (the "1995 Change of Control") following the election of seven replacement directors by the shareholders of the Company. In October 1995, the defendants filed a motion to dismiss the suit. In March 1997, the court denied that motion. On or about April 25, 1997, the defendants filed an answer and three of the defendants asserted a counterclaim against the Company and certain members of the Company's Board of Directors. In the counterclaim, these defendants allege that, following the 1995 Change of Control, the Company improperly refused to allow them to exercise options to purchase shares of Hills Stores Company common stock. They seek damages of $2.5 million for lost profits plus consequential damages. The Company has replied to the counterclaim, denying its material allegations. Discovery is ongoing in the case.

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

5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    -----------------------------------------

225 of the Delaware Corporation Code) that in connection with Dickstein Partners effort to solicit proxies in support of the election of its nominees for directors of the Company, Dickstein Partners issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. On the Section 225 claim, the plaintiffs seek an order nullifying the election of directors and declaring there has been "no change of control" of the Company. The derivative cause of action seeks damages against the Former Directors. In January 1996, in the same Delaware Chancery Court, another shareholder, Peter M. Fusco, filed a substantially similar class action and shareholder derivative suit against the parties named in the Dolowich suit. The Former Directors filed a motion to dismiss the Dolowich and Fusco suits, and that motion was argued in October 1996. In March 1997, the court denied the Former Directors' motion to dismiss.

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

7.  DEBT REFINANCING AND EXTRAORDINARY LOSS
    ---------------------------------------

In the first half of fiscal year 1996, the Company refinanced $160 million of 10.25% Senior Notes with proceeds from the sale of $195 million of 12 1/2% Senior Notes. As a result of these transactions, the Company recognized an extraordinary after-tax loss for early extinguishment of debt of $2.0 million, or $0.20 per share, in the second quarter of fiscal year 1996. The extraordinary loss included the redemption premiums and the write-off of the related deferred financing costs.

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 2, 1997 COMPARED WITH
QUARTER ENDED AUGUST 3, 1996

Sales decreased by 10.1% from the previous year to $349.3 million, and comparable store sales decreased by 6.4%. The comparable store sales decrease was due to the planned elimination of a July back-to-school layaway promotion event and the loss of sales during May and early June due to unseasonably cool late-Spring weather. Sales decreases in mens and children's apparel, and in seasonal and certain other hardlines categories were partially offset by increases in sales of women's apparel, domestics and home electronics. Total sales were also impacted by the closing of 10 stores at the beginning of the fiscal year.

Cost of sales as percentage of sales was 75.3% in the second quarter of 1997 compared with 74.9% in the second quarter of 1996. Gross profit decreased by $11.5 million primarily due to the sales decrease, and decreased as a percentage of sales by 0.4%, as increased markdowns were taken to clear merchandise that was impacted by the poor Spring weather.

Selling and administrative expenses, including depreciation and other occupancy expenses, decreased by $5.4 million in the second quarter due to the Company operating nine fewer stores in the quarter versus the same period in 1996, but rose as a percentage of sales to 28.2% from 26.7% last year, due to the comparable store sales decrease.

Net interest expense decreased by $3.4 million, primarily due to reduced borrowings under the Company's working capital facility, reduced senior note interest related to temporarily carrying two series of notes in the second quarter of 1996 as the old series was being refinanced, and to reduced amortization costs associated with the notes that were refinanced.

The effective tax rate was 37.3% in the second quarter of fiscal 1997 compared with a rate of 55.2% in the second quarter of fiscal 1996. The decreased benefit was due to a modification in the approach used to calculate interim income taxes. See Note 4 of Notes to Condensed Consolidated Financial Statements.

The after-tax extraordinary loss of $2.0 million in 1996 represented the early extinguishment of debt related to the refinancing and redemption of the 10.25% Senior Notes. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED WITH
TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

Sales decreased 7.4% compared with the same period in 1996. The total sales decrease was impacted by the Company operating nine fewer stores in the period. Comparable store sales decreased by 3.5%, which primarily occurred in the second quarter.

HILLS STORES COMPANY AND SUBSIDIARIES
- -------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED WITH
TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 (CONTINUED)

Cost of sales as a percentage of sales was 74.0% in fiscal 1997 as well as in fiscal 1996. Gross profit decreased by $14.0 million, but remained flat as a percentage of sales at 26%. An increase in initial markon was offset by increased markdowns to clear seasonal merchandise that was impacted by unfavorable weather.

Selling and administrative expenses, including depreciation and other occupancy expenses, decreased by $9.0 million in the first half of 1997 due to the Company operating nine fewer stores in the period, but rose as a percentage of sales to 28.1% in the first half of 1997 compared with 27.2% in the same period of 1996, due to the comparable store sales decrease.

See Note 6 of the Notes to Condensed Consolidated Financial Statements regarding the charge for the impairment of long-lived assets.

Net interest expense decreased by $5.4 million, primarily due to reduced borrowings under the Company's working facility, reduced Senior Notes interest related to temporarily carrying two series of notes in the second quarter of 1996 as the old series was being refinanced and to reduced amortization costs associated with the Senior Notes that were refinanced in mid-1996.

The Company's effective tax rate was 36.5% in fiscal 1997 compared with a rate of 52.7% in fiscal 1996. The decreased benefit was due to a modification in the approach used to calculate interim income taxes. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

The after-tax extraordinary loss of $2.0 million in 1996 represented the early extinguishment of debt related to the refinancing and redemption of the 10.25% Senior Notes. See Note 7 of the Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Certain statements contained in this document (in particular, the discussion of liquidity) are forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: general economic conditions, consumer demand, consumer preferences and weather patterns in the Great Lakes and Ohio Valley regions of the United States; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchase of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; acquisition and divestment activities; and other factors that may be described in this document.

Net cash used for operating activities was $76.8 million for the twenty-six weeks ended August 2, 1997 compared with a use of $108.5 million for the same

HILLS STORES COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

period last year, a decrease of $31.7 million. The decrease was the result of the run-off of excess inventories in fiscal year 1997 that was on hand at the end of fiscal year 1996, a smaller seasonal inventory buildup in the 155 stores operated this year versus the 164 stores operated last year, and a smaller investment in layaway receivables in 1997 due to the deemphasis of layaway promotions in July.

Net cash used for investing activities was $23.5 million compared with $17.7 million in the first half of 1996, a $5.8 million increase. This increase was primarily the result of the Company's information technology replacement program which was partially offset by a reduction in capital expenditures related to store remodels last year. During fiscal year 1997, capital expenditures and deferred software expenditures are expected to approximate $30 million and $20 million respectively. The Company does not expect to open any new stores in 1997.

Net cash provided by financing activities was $51.3 million in the first half of fiscal 1997 compared with $126.6 million in the same period a year ago, a $75.3 million decrease. The difference was due to $25 million in net proceeds received from the issuance of long-term debt in excess of the debt it refinanced in 1996, a $40.0 million decrease in borrowings under the revolving credit facility, and $12.6 million decrease due to fixture and equipment financing which occured in 1996. During the first half of fiscal 1997, average borrowings under the revolving credit facility were $12.1 million at an average interest rate of 8.3% compared to $41 million at an interest rate of 8.6% for the same period in 1996. Excess credit availability under the revolving credit facility at August 2, 1997 was approximately $111 million compared with approximately $78 million at August 3, 1996.

Management believes that amounts available under the Company's borrowing agreements, together with cash from operations, will enable the Company to fund its current liquidity and capital expenditure requirements.

The terms of the Company's revolving credit facility and Senior Notes limit the ability of the Company's subsidiaries to pay dividends. Any or all of the restrictions, limitations or contingencies under the revolving credit facility and the Senior Notes Indenture, as well as the Company's leverage, could adversely affect the Company's ability to obtain additional financing in the future, to make capital expenditures, to effect store expansions, to make acquisitions, to take advantage of business opportunities that may arise, and to withstand adverse general economic and retail industry conditions and increased competitive pressures. Retail suppliers and their factors monitor carefully the financial performance of retail companies such as the Company, and may reduce credit availability quickly upon learning of actual or perceived deterioration in the financial condition or results of operations of a retail company.

                        PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS
- -------       -----------------

See Note 5 of the Notes to Condensed Consolidated Financial Statements. Reference is also made to the Report on Form 10-Q of the Company for the quarter ended May 3, 1997.

ITEM 2.       CHANGES IN SECURITIES
- -------       ---------------------

During the quarter ended August 2, 1997, the Company issued 68,259 shares of Common Stock, par value $.01 per share (the "Common Shares"), upon the conversion of 68,259 shares of Series A Convertible Preferred Stock, par value $.10 per share (the "Series A Preferred Shares"). The Series A Preferred Shares were issued pursuant to the exemption from registration set forth in Section 1145(a) of the Federal Bankruptcy Code, and the Common Shares were issued pursuant to the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------       ---------------------------------------------------

a) The Company held its Annual Meeting of Shareholders on June 17, 1997. At the Annual Meeting, the following directors, comprising the entire Board, were elected for one year terms:

     NOMINEE                     VOTES FOR         VOTES WITHHELD
     -------                     ---------         --------------
     Chaim Y. Edelstein          7,799,522             437,075
     Gregory K. Raven            7,816,238             420,359
     Stanton J. Bluestone        7,795,177             441,420
     John W. Burden III          7,795,677             440,920
     Alan S. Cooper              7,706,697             529,900
     Mark B. Dickstein           7,697,789             538,808
     Samuel L. Katz              7,745,771             490,826
     Richard E. Montag           7,808,156             428,441

b) The shareholders voted for the amendment of the Hills Stores Company 1993 Incentive and Nonqualified Stock Option Plan to qualify the Plan under Section 162(m) of the Internal Revenue Code. The votes were:

                                                          BROKER
        FOR            AGAINST        ABSTENTIONS         NON-VOTES
     ---------         -------        -----------         ---------
     7,688,336         534,039          14,222              -0-

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
- ------        --------------------------------

a.            The following documents are filed as part of this report:
   1
3.1 Amended and Restated Certificate of Incorporation of the Company, as amended.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)
- ------        --------------------------------------------

   2
3.3           Amended and Restated By-Laws of the Company.
   3
4.1           Certificate of the Voting Powers, Preferences and other
              designated attributes of the Series A Convertible Preferred
              Stock of the Company.
   4
4.2           Form of Series 1993 Stock Right.
   5
4.3           Series 1993 Warrant Agreement dated October 4, 1993 between the
              Company and Chemical Bank, as Warrant Agent.
   6
4.4           Rights Agreement dated as of August 16, 1994 (the "Rights
              Agreement") between the Company and Chemical Bank, as Rights
              Agent.
   6
4.5           Form of Certificate of the Voting Powers, Preferences and other designated attributes of Series B Participating Cumulative
              Preferred Stock of the Company (which is attached as Exhibit A to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto).
   6
4.6           Form of Right Certificate (which is attached as Exhibit B to the
              Rights Agreement incorporated by reference as Exhibit 4.4 hereto).
   7
4.7           Amendment dated as of October 18, 1995 to the Rights Agreement.
   8
4.8           Indenture dated as of April 19, 1996 relating to the 12 1/2%
              Senior Notes due 2003, Series B, of the Company.
    9
10.1          Loan and Security Agreement (the "Loan and Security Agreement")
              dated as of September 30, 1996 among the Financial Institutions named therein as the Lenders, BankAmerica Business Credit, Inc., as the Agent, Hills Department Store Company and C.R.H.
              International, Inc. as the Borrowers, and the other Loan Parties named therein.
    10
10.2          First Amendment dated as of February 28, 1997 to the Loan and
              Security Agreement.
    11
10.3  *       Employment Agreement made as of February 7, 1996 with Gregory K.
              Raven.
    12
10.4  *       Consulting Agreement made as of February 8, 1997 with Chaim Y.
              Edelstein.
    13
10.5  *       Employment Agreement made as of November 19, 1996 with Michael
              R. Hamilton.

10.6  *       Employment Agreement made as of July 22, 1997 with Frederick L.
              Angst.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)
- ------        --------------------------------------------

    12
10.7  *       Separation Agreement dated February 7, 1996 between the Company and E. Jackson Smailes.
    12
10.8  *       Confidential Separation Agreement, Voluntary Release and Notice
              dated March 6, 1997 between the Company and James E. Feldt.
    14
10.9  *       1993 Incentive and Nonqualified Stock Option Plan, as amended.
    11
10.10 *       1996 Directors Stock Option Plan.
    15
10.11 *       Hills Stores Company/Hills Department Store Company Associate
              Stock Purchase Plan, as amended.

11            Statements regarding computation of per share earnings.

  16
16            Letters re: change in certifying accountant.

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

9. Incorporated by reference from the Report on Form 8-K of the Company dated October 1, 1996.

10. Incorporated by reference from the Report on Form 8-K of the Company dated February 28, 1997.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)
- ------        --------------------------------------------

11. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 3, 1996.

12. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 1, 1997.

13. Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

14. Incorporated by reference from the Company's definitive proxy materials dated May 5, 1997.

15. Incorporated by reference from the Form S-8 of the Company filed on May 28, 1997.

16. Incorporated by reference from the Report on Form 8-K of the Company dated November 8, 1995.

b.            Reports on Form 8-K.

              None.

                                SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HILLS STORES COMPANY



         Date: September 10, 1997          /s/C. Scott Litten
                                           -------------------------
                                           C. Scott Litten
                                           Executive Vice President-
                                           Chief Financial Officer



         Date: September 10, 1997          /s/Brian J. Sheehan
                                           -------------------------
                                           Brian J. Sheehan
                                           Vice President - Controller
                                           and Principal Accounting Officer

                                EXHIBIT INDEX

                  Pursuant to Item 601 of Regulation S-K




Exhibit                            Title
- -------                            -----

  10.6        Employment Agreement made as of July 22, 1997 with
              Frederick L. Angst.

  11          Statements regarding computations of earnings per share.

  27          Financial Data Schedule.