Form 10-Q
period 1997-11-01
HILLS STORES CO /DE/
filed 1997-12-16
CIK 786877

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 1, 1997


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


                                 781-821-1000
                                 ------------
             (Registrant's telephone number, including area code)


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

    The number of shares of common stock outstanding as of November 30, 1997 was 10,419,403 shares.

                    HILLS STORES COMPANY AND SUBSIDIARIES

                              TABLE OF CONTENTS
                             ------------------

                        PART I - FINANCIAL INFORMATION



FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets as of November 1, 1997,
     February 1, 1997, and November 2, 1996                               3

     Condensed Consolidated Statements of Operations for the
     Thirteen and Thirty-nine Weeks Ended November 1, 1997 and
     November 2, 1996                                                     4

     Condensed Consolidated Statements of Cash Flows for the
     Thirty-nine Weeks Ended November 1, 1997 and November 2, 1996        5

     Notes to Condensed Consolidated Financial Statements                 6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                 10


                         PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                                14

ITEM 2:  CHANGES IN SECURITIES                                            14

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                 14


HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
                                              November 1,    February 1,   November 2,
(in thousands)                                   1997           1997          1996
--------------------------------------------------------------------------------------
                                              (unaudited)                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                 $   20,078       $ 66,163     $   25,013
   Accounts receivable, net                      63,737         24,346         72,688
   Inventories                                  522,118        341,477        539,907
   Deferred tax asset                            57,372         46,491         67,593
   Other current assets                           5,184          5,115          6,556
                                             ----------       --------     ----------
      Total current assets                      668,489        483,592        711,757

Property and equipment, net                     175,201        173,701        186,598
Property under capital leases, net              104,791        112,201        110,979
Beneficial lease rights, net                      6,273          6,848          7,380
Other assets, net                                35,462         18,418         17,573
Deferred tax asset                               13,289          8,085          8,233
Reorganization value in excess of amounts
     allocable to identifiable assets, net       93,110         97,508        102,138
                                             ----------       --------     ----------
                                             $1,096,615       $900,353     $1,144,658
                                             ==========       ========     ==========
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital leases         $    8,580       $  7,255     $    6,428
   Borrowings under the revolving
     credit facility                            136,000              -        137,000
   Accounts payable, trade                      202,556        111,064        211,024
   Other accounts payable and accrued
     expenses                                   185,379        182,018        186,631
                                             ----------       --------     ----------
       Total current liabilities                532,515        300,337        541,083

Senior notes                                    195,000        195,000        195,000
Capital lease and other financing obligations   148,608        154,639        154,672
Other liabilities                                 5,385          5,651          6,434

Preferred stock, at mandatory redemption
     value (Note 2)                              18,317         19,942         20,807

Common shareholder's equity                     196,790        224,784        226,662
                                             ----------       --------     ----------
                                             $1,096,615       $900,353     $1,144,658
                                             ==========       ========     ==========


See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Thirteen Weeks Ended       Thirty-Nine Weeks Ended
(unaudited)                                   ------------------------    -------------------------
(in thousands, except per                     November 1,   November 2,    November 1,   November 2,
share amounts)                                   1997          1996          1997          1996
___________________________________________________________________________________________________

Net sales                                      $434,555      $460,983     $1,137,328     $1,219,831
Cost of sales                                   319,454       340,152        839,295        902,046
Selling and administrative expenses             106,648       112,110        304,172        318,587
Amortization of reorganization value in
     excess of amounts allocable to
     identifiable assets                          1,463         1,509          4,388          4,540
Impairment of long-lived assets (Note 3)              -             -              -         11,706
                                               --------      --------     ----------     ----------
   Operating earnings (loss)                      6,990         7,212    (    10,527)   (    17,048)

Interest expense, net (Note 4)                (  13,236)    (  13,691)   (    36,558)   (    42,423)
                                               --------      --------     ----------     ----------
Loss before income taxes,
     and extraordinary loss                   (   6,246)    (   6,479)   (    47,085)   (    59,471)

Income tax benefit (Note 5)                       2,300         3,675         17,200         31,608
                                               --------      --------     ----------     ----------
Loss before extraordinary loss                (   3,946)    (   2,804)   (    29,885)   (    27,863)

Extraordinary loss (Note 6)                           -     (   2,232)             -    (     4,278)
                                               --------      --------     ----------     ----------
Net loss applicable to common shareholders    ($  3,946)    ($  5,036)   ($   29,885)   ($   32,141)
                                               ========      ========     ==========     ==========




Primary loss per
     common share (Note 7):
   Before extraordinary items                 ($   0.38)    ($   0.27)   ($     2.87)   ($     2.72)
   Extraordinary items                                -     (    0.22)             -    (      0.42)
                                               --------      --------     ----------     ----------
Net loss per share                            ($   0.38)    ($   0.49)   ($     2.87)   ($     3.14)
                                               ========      ========     ==========     ==========

Fully-diluted loss per
     common share (Note 7):
   Before extraordinary items                 ($   0.38)    ($   0.27)   ($     2.88)   ($     2.72)
   Extraordinary items                                -     (    0.22)             -    (      0.42)
                                               --------      --------     ----------     ----------
Net loss per share                            ($   0.38)    ($   0.49)   ($     2.88)   ($     3.14)
                                               ========      ========     ==========     ==========


See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Thirty-Nine Weeks Ended
                                                      -------------------------
(unaudited)                                           November 1,   November 2,
(in thousands)                                           1997          1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              ($  29,885)   ($ 32,141)
Adjustments to reconcile net loss to net
     cash used for operating activities:
  Depreciation and amortization                           27,523       26,304
  Amortization of deferred financing costs                 1,883        5,308
  Amortization of reorganization value in excess
     of amounts allocable to indentifiable assets          4,388        4,540
  Loss on disposal of fixed assets                            67          998
  Impairment of long-lived assets                              -       11,706
  Extraordinary loss on extinguishment of debt                 -        4,278
  Increase in accounts receivable and other
     current assets                                   (   39,460)   (  48,705)
  Increase in inventories                             (  180,641)   ( 208,210)
  Increase in accounts payable and
    accrued expenses                                      94,749      133,739
  Increase in income taxes                            (   17,200)   (  33,582)
  Decrease in deferred tax asset                           1,115            -
  Other, net                                                  82    (      70)
                                                       ---------     --------
      Net cash used for operating activities          (  137,379)   ( 135,835)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                  (   20,298)   (  26,158)
Deferred software expenditures                        (   19,018)           -
                                                       ---------     --------
      Net cash used for investing activities          (   39,316)   (  26,158)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility, net          136,000      137,000
Principal payments under capital lease obligations    (    4,706)   (   4,951)
Proceeds from issuance of 12 1/2% Senior Notes                 -      195,000
Fees incurred with the issuance of
     12 1/2% Senior Notes                                      -    (   8,100)
Redemption of 10.25% Senior Notes                              -    ( 160,000)
Payment of debt premium                                        -    (   1,749)
Fixture and equipment financings                               -       12,639
Cash distributions pursuant to the Plan
     of Reorganization                                (       84)   (   2,068)
Other                                                 (      600)   (   3,663)
                                                       ---------     --------
      Net cash provided by financing activities          130,610      164,108
                                                       ---------     --------
Net (decrease) increase in cash
     and cash equivalents                             (   46,085)       2,115

Cash and cash equivalents at beginning of period          66,163       22,898
                                                       ---------     --------
Cash and cash equivalents at end of period             $  20,078     $ 25,013
                                                       =========     ========

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

2.   HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
     -------------------------------------------------

During the thirty-nine weeks ended November 1, 1997, 81,245 shares of the Company's Series A Convertible Preferred Stock ($20 par value) were converted to the Company's Common Stock on a share for share basis.

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

4.   INTEREST EXPENSE
     ----------------

Interest expense is stated net of the following (in thousands):
                            Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                          ------------------------     ------------------------
                          November 1,   November 2,    November 1,   November 2,
                              1997          1996          1997          1996
Interest income             $  41         $  59          $  467        $ 868
Capitalized interest          353             0             699            0
                            -----         -----          ------        -----
Total for each period       $ 394         $  59          $1,166        $ 868
                            =====         =====          ======        =====

Capitalized interest relates to the Company's program to replace its primary information systems ocurring in fiscal years 1997 and 1998.

5.   INCOME TAX BENEFIT
     ------------------

The Company calculates its provision for interim income taxes in accordance with Accounting Principles Board Opinion No. 28. This usually calls for the application of the estimated full year tax rate to interim pretax accounting income, which practice the Company followed through 1996. In circumstances when the usual approach would cause an unrealistically high interim tax benefit rate or other unreasonable tax results (which the Company is experiencing in 1997), the interim tax provision is calculated by applying the appropriate Federal and State statutory tax rates to taxable book income. Had the 1997 approach been used in 1996, the income tax benefit for the third quarter and nine-month period ended November 2, 1996 would have been reduced, and the net loss increased, by approximately $1.9 million and $9.9 million, respectively. The Company expects to continue to employ the 1997 approach until it is no longer reasonably possible that an unreasonably large interim tax benefit rate would occur. The 1997 approach to interim income taxes will have no effect on the amount of income tax expense or benefit for the full year, but will cause income tax expense in the fourth quarter of fiscal year 1997 to be lower than it would have been had the 1996 approach been used.

6.   DEBT REFINANCINGS AND EXTRAORDINARY LOSSES
     ------------------------------------------

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

In the third quarter of fiscal year 1996, the Company, through its wholly-owned subsidiary Hills Department Store Company ("HDSC"), and C.R.H. International,

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   DEBT REFINANCINGS AND EXTRAORDINARY LOSSES (CONTINUED)
     ------------------------------------------------------

Inc., a wholly-owned subsidiary of HDSC, obtained a new $300 million secured revolving credit facility (the "Facility"), of which $200 million is available as a letter of credit facility. In connection with this transaction, the Company recognized an extraordinary after-tax loss for early extinguishment of debt of $2.2 million, or $.22 per share, in the third quarter, from the write-off of deferred financing costs related to the prior credit facility. Front-end fees in connection with the Facility were $2.3 million and will be amortized over the life of the Facility.

7.   EARNINGS PER SHARE
     ------------------

Primary loss per share for the thirteen week periods ended November 1, 1997 and November 2, 1996 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,413,708 and 10,273,400 shares, respectively. Fully-diluted loss per share for the thirteen week periods ended November 1, 1997 and November 2, 1996 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,424,500 and 10,273,400 shares, respectively.

Primary loss per share for the thirty-nine week periods ended November 1, 1997 and November 2, 1996 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,373,499 and 10,234,024 shares, respectively. Fully-diluted loss per share for the thirty-nine week periods ended November 1, 1997 and November 2, 1996 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,420,533 and 10,234,024 shares, respectively.

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

In August 1995, in the Court of Chancery of the State of Delaware, three shareholders of the Company, Gayle Dolowich, Ivan J. Dolowich and Joseph Weiss,

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------

filed a class action lawsuit against the seven new directors of the Company elected at the 1995 annual meeting, Dickstein Partners Inc. ("Dickstein Partners") and the Company. In November 1995, the plaintiffs amended their complaint to include a shareholder's derivative cause of action against the Former Directors for breach of their fiduciary duties to the Company and its shareholders. In the amended complaint, the plaintiffs claim (under Section
225 of the Delaware Corporation Code) that in connection with Dickstein Partners' effort to solicit proxies in support of the election of its nominees for directors of the Company, Dickstein Partners issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. On the Section 225 claim, the plaintiffs seek an order nullifying the election of directors and declaring there has been "no change of control" of the Company. The derivative cause of action seeks damages against the Former Directors. In January 1996, in the same Delaware Chancery Court, another shareholder, Peter M. Fusco, filed a substantially similar class action and shareholder derivative suit against the parties named in the Dolowich suit. The Former Directors filed a motion to dismiss the Dolowich and Fusco suits and in March 1997, the court denied that motion.

Management does not believe that the disposition of such suits and claims will have a material adverse effect upon the continuing operations and financial position of the Company.

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 1, 1997 COMPARED WITH
QUARTER ENDED NOVEMBER 2, 1996

Sales decreased by 5.7 percent from the previous year to $434.6 million, and comparable store sales decreased by 1.8 percent. The comparable store sales decrease reflected weak apparel sales in September and part of October, partially as the result of unseasonably warm autumn weather, and also reflected weak back-to-school sales in August. Total sales were also impacted by the closing of 10 stores at the beginning of the fiscal year.

Cost of sales as a percentage of sales was 73.5% in the third quarter of 1997 compared with 73.8% in the third quarter of 1996. Gross profit decreased by $5.7 million primarily due to the sales decrease, but increased as a percentage of sales by 0.3%, primarily as the result of decreased clearance markdowns between years and an increase in initial markon associated with changes in merchandise procurement programs. This was partially offset by increased promotional markdowns during the quarter.

Selling and administrative expenses, including depreciation and other occupancy expenses, decreased by $5.5 million in the third quarter due to the Company operating nine fewer stores in the quarter versus the same period in 1996, but rose as a percentage of sales to 24.5% from 24.3% last year, due to the comparable store sales decrease.

Net interest expense decreased by $0.5 million, primarily due to reduced borrowings under the Company's working capital facility.

The effective tax rate was 36.8% in the third quarter of fiscal 1997 compared with a rate of 56.7% in the third quarter of fiscal 1996. The decreased benefit was due to a modification in the approach used to calculate interim income taxes. See Note 5 of Notes to Condensed Consolidated Financial Statements.

The after-tax extraordinary loss of $2.2 million in 1996 represented the early extinguishment of debt related to the refinancing of the Company's bank credit facility. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED WITH
THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

Sales decreased 6.8% compared with the same period in 1996. This decrease was primarily due to the closing of ten stores at the beginning of the fiscal year. Comparable store sales decreased by 2.9%, primarily reflecting weakness in men's and children's apparel, and less aggressive promotional efforts early in the year, including a sales loss related to the discontinuance of a "no down payment" back-to-school layaway promotion.

Cost of sales as a percentage of sales was 73.8% in fiscal 1997 compared with 73.9% in fiscal 1996. Gross profit decrease by $19.8 million, primarily due to the sales decrease, but increased as a percentage of sales by 0.1%, primarily due to an increase in initial markon associated with changes in procurement programs.

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED WITH
THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 (CONTINUED)

Selling and administrative expenses, including depreciation and other occupancy expenses, decreased by $14.4 million from the first nine months of last year due to the store closings, but rose as a percentage of sales to 26.7% in 1997 compared with 26.1% in the same period of 1996, due to the comparable store sales decrease.

See Note 3 of the Notes to Condensed Consolidated Financial Statements regarding the charge for the impairment of long-lived assets.

Net interest expense decreased by $5.9 million, primarily due to reduced borrowings under the Company's revolving credit facility, to reduced Senior Notes interest related to temporarily carrying two series of notes in the second quarter of 1996 as the old series was being refinanced, and to reduced amortization costs associated with the Senior Notes that were refinanced in mid-1996.

The effective tax rate was 36.5% in fiscal 1997 compared with a rate of 53.1% in fiscal 1996. The decreased benefit was due to a modification in the approach used to calculate interim income taxes. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

The after-tax extraordinary loss of $4.3 million in 1996 represented the early extinguishment of debt related to the refinancing and redemption of the 10.25% Senior Notes and the write-off of the deferred financing costs related to the Company's previous credit agreement which was replaced during 1996. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Certain statements contained in this document (in particular, the discussion of liquidity) are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that any expectations will be attained. Among the factors that could cause actual results to differ materially are the following: general economic conditions, consumer demand, consumer preferences and weather patterns in the Midwest and Mid-Atlantic regions of the United States; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; acquisition and divestment activities; and other factors that may be described in this document.

Net cash used for operating activities was $137.4 million for the thirty-nine weeks ended November 1, 1997 compared with $135.8 million for the same period last year, an increase of $1.6 million. This net use of cash for operating activities is primarily due to the seasonal nature of the Company's business. The larger net use of cash for operating activities in the first nine months of

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

fiscal year 1997 compared with the same period in fiscal year 1996, was primarily the result of a one-time benefit during 1996 in improved vendor terms as expressed through higher balances of trade accounts payable, partially offset in 1997 by a run-off of excess inventories that were on hand at the end of fiscal year 1996, and a smaller seasonal inventory buildup in 1997 in the 155 stores operated versus the 165 stores in operation last year.

Net cash used for investing activities was $39.3 million for the first nine months of 1997 compared with $26.2 million for the first nine months of 1996, a $13.1 million increase. This increase was primarily the result of the Company's information technology replacement program which was partially offset by a reduction in capital expenditures versus last year related to store remodels. During fiscal year 1997, capital expenditures and deferred software expenditures are expected to approximate $29 million and $25 million, respectively (subject to the further explanation in the following paragraph). The Company will not open any new stores in the current fiscal year.

In 1997, the Company initiated a program, which it expects to complete in 1998, to replace most of its primary information systems. These initiatives will require expenditures of approximately $33 million for software procurement, development, and installation (of which the Company estimates fiscal 1997 expenditures of approximately $25 million). In addition, the Company expects to procure approximately $13 million of information technology equipment pursuant to this replacement program. The Company has operating lease commitments for approximately $10 million of this equipment. Currently, the Company is exploring an alternative debt based financing source for the procurement of certain of this equipment. If this alternative financing is employed, total capital expenditures for 1997 would increase by up to $5 million.

In connection with this information systems replacement program, the Company is executing a program designed to assure all new and continuing systems are capable of "Year 2000" compliance, including upgrades if needed to those few systems not being replaced.

Net cash provided by financing activities was $130.6 million for the first nine months of fiscal 1997 compared with $164.1 million in the same period a year ago, a $33.5 million decrease. The decrease was due to $25.0 million in net proceeds received from the issuance of long-term debt in excess of the debt refinanced in 1996 and $12.6 million decrease due to fixture and equipment financing which occured in 1996. During the first nine months of fiscal 1997, average borrowings under the revolving credit facility were $39.1 million at an average interest rate of 8.1%. Average borrowings were $62.9 million at an average interest rate of 8.5% for the same period in 1996. Excess credit availability at November 1, 1997 was approximately $124 million compared with approximately $117 million at November 2, 1996.

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

                           PART II - OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS
-------      -----------------

See Note 8 of the Notes to Condensed Consolidated Financial Statements. Reference is also made to the Report on Form 10-Q of the Company for the quarter ended May 3, 1997.

ITEM 2.      CHANGES IN SECURITIES
-------      ---------------------

During the quarter ended November 1, 1997, the Company issued 5,605 shares of Common Stock, par value $.01 per share (the "Common Shares"), upon the conversion of 5,605 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Shares"). The Series A Preferred Shares were issued pursuant to the exemption from registration set forth in Section 1145(a) of the Federal Bankruptcy Code, and the Common Shares were issued pursuant to the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended.

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
4.6          Form of Right Certificate (which is attached as Exhibit B to the
             Rights Agreement incorporated by reference as Exhibit 4.4 hereto).

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
-------      --------------------------------------------

   7
4.7          Amendment dated as of October 18, 1995 to the Rights Agreement.
   8
4.8          Indenture dated as of April 19, 1996 relating to the 12 1/2%
             Senior Notes due 2003, Series B, of the Company.
    9
10.1         Loan and Security Agreement (the "Loan and Security Agreement")
             dated as of September 30, 1996 among the Financial Institutions named therein as the Lenders, BankAmerica Business Credit, Inc., as the Agent, Hills Department Store Company and C.R.H.
             International, Inc. as the Borrowers, and the other Loan Parties named therein.
    10
10.2         First Amendment dated as of February 28, 1997 to the Loan and
             Security Agreement.
    11
10.3  *      Employment Agreement made as of February 7, 1996 with Gregory K.
             Raven.
    12
10.4  *      Consulting Agreement made as of February 8, 1997 with Chaim Y.
             Edelstein.
    13
10.5  *      Employment Agreement made as of November 19, 1996 with Michael
             R. Hamilton.
    14
10.6  *      Employment Agreement made as of July 22, 1997 with Frederick L.
             Angst.

10.7  *      Employment Agreement made as of November 11, 1997 with C. Scott
             Litten.
    12
10.8  *      Separation Agreement dated February 7, 1996 between the Company and E. Jackson Smailes.
    12
10.9  *      Confidential Separation Agreement, Voluntary Release and Notice
             dated March 6, 1997 between the Company and James E. Feldt.
    15
10.10 *      1993 Incentive and Nonqualified Stock Option Plan, as amended.
    11
10.11 *      1996 Directors Stock Option Plan.
    16
10.12 *      Hills Stores Company/Hills Department Store Company Associate
             Stock Purchase Plan, as amended.

11           Statement regarding computation of per share earnings.

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

14. Incorporated by reference from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 2, 1997.

15. Incorporated by reference from the Company's definitive proxy materials dated May 5, 1997.

16. Incorporated by reference from the Form S-8 of the Company filed on May 28, 1997.

17. Incorporated by reference from the Report on Form 8-K of the Company date November 8, 1995.

b.           Reports on Form 8-K.

             None.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HILLS STORES COMPANY



          Date: December 16, 1997          /s/C. Scott Litten
                                           ------------------
                                           C. Scott Litten
                                           Executive Vice President-
                                           Chief Financial Officer



          Date: December 16, 1997          /s/Brian J. Sheehan
                                           --------------------
                                           Brian J. Sheehan
                                           Vice President - Controller

                                 EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K


Exhibit                       Title
-------                       -----

  10.7               Employment Agreement made as of November 11, 1997 with
                     C. Scott Litten.

  11                 Statements regarding computations of earnings per share.

  27                 Financial Data Schedule.





