Form 10-K405
period 1998-01-31
HILLS STORES CO /DE/
filed 1998-04-23
CIK 786877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

        For the fiscal year ended January 31, 1998

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                        Commission file number 1-9505

                              HILLS STORES COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                31-1153510
                --------                                ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    15 DAN ROAD, CANTON, MASSACHUSETTS                     02021
    ----------------------------------                     -----
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (781) 821-1000
                                                     --------------
          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
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

                        Yes     X       No
                        ----------      ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment
to this Form 10-K.   [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 31, 1998 was $44,793,094 with respect to the Common Stock and $4,250,045 with respect to the Series A Convertible Preferred Stock, which has coextensive voting rights with the Common Stock.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes     X       No
                        ----------      ----------

The number of shares of Common Stock outstanding as of March 31, 1998 was 10,388,224.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Part III of this report on Form 10-K are incorporated by reference from the proxy statement for the annual meeting of stockholders to be held on June 17, 1998.

                               TABLE OF CONTENTS

                                    PART I
ITEM 1.         Business..................................................    4
ITEM 2.         Properties................................................    7
ITEM 3.         Legal Proceedings.........................................    7
ITEM 4.         Submission of Matters to a Vote of Security Holders.......    9
                Executive Officers of the Registrant......................    9

                                    PART II

ITEM 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters.......................................   12
ITEM 6.         Selected Financial Data...................................   13
ITEM 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operation........................   14
ITEM 8.         Financial Statements and Supplementary Data...............   20
ITEM 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................   20

                                   PART III

ITEM 10.        Directors and Executive Officers of the Registrant........   20
ITEM 11.        Executive Compensation....................................   20
ITEM 12.        Security Ownership of Certain Beneficial Owners and
                Management................................................   20
ITEM 13.        Certain Relationships and Related Transactions............   20

                                    PART IV

ITEM 14.        Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K...............................................   21

                                     PART I

ITEM 1.    BUSINESS
           --------

Hills Stores Company (the "Company") operates, through its wholly-owned subsidiary Hills Department Store Company ("HDSC"), a chain of discount department stores under the trade name of Hills Department Stores. The Company, HDSC and the wholly-owned subsidiaries of HDSC are hereinafter collectively described as "Hills". Hills' stores are located primarily in the Great Lakes and Ohio Valley regions of the United States. At fiscal year-end, Hills operated 155 stores in twelve states. Hills closed 10 stores during the first quarter of fiscal year 1997.

Hills is a leading regional discount retailer offering a broad range of brand name and other first quality general merchandise. Management's business strategy stresses a combination of every day low prices and promotional offerings, depth and breadth of products in selected merchandise categories, remodeled facilities and strict operating controls.

Hills stores are located in cities and towns of varying sizes, with some of the larger cities being Pittsburgh, Buffalo and Cleveland. During fiscal year 1997, nearly forty (40%) percent of Hills' sales were from stores located in the metropolitan markets of Pittsburgh, Cleveland-Akron and Buffalo; slightly over forty (40%) percent of Hills' sales were from stores located in smaller communities with one or two stores; and approximately twenty (20%) percent of Hills' sales were from intermediate sized markets such as Toledo and Youngstown, Ohio, Syracuse, New York and Norfolk, Virginia.

Primarily during fiscal years 1992 through 1995, Hills remodeled substantially all of its stores. In fiscal year 1997, enhancements and selected remodels continued on an ongoing but substantially reduced basis. The remodeling program is designed to make and keep Hills' stores more visually appealing to customers and to take full advantage of the most profitable merchandise categories.

Store managers report to district managers, who report to regional vice presidents. The district managers and regional vice presidents visit their stores on a regular basis to oversee operations. Store managers and associates are empowered to respond directly to the needs of the customers. Hills maintains a stores headquarters office strategically located near Pittsburgh.

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

Hills pricing strategy stresses "low prices everyday" while concurrently enhancing customer traffic by offering customers promotional prices on selected merchandise, or special value pricing, for limited sale periods. Both promotional and everyday priced merchandise are featured in advertising circulars. These are generally circulated as Sunday newspaper inserts. Insert circulation is focused on key selling periods including (1) stock-up periods at the first and middle of the month, (2) holidays such as Christmas, Easter,

Mother's and Father's days, Halloween, President's Day, Labor Day and Veteran's Day, (3) the back-to-school period of July and August, and (4) other special promotions designed to increase customer traffic. Beginning in the later part of fiscal year 1997, the Company began a program to somewhat increase its circulation frequency, which will continue into fiscal year 1998. The
Company also sometimes uses a "catalog" format to communicate its strong assortment in key categories of merchandise, such as its toy catalog prior to Christmas. Newspaper advertising is supplemented by television and radio advertising. The Company's marketing efforts also include community service programs and in-store signing.

Hills carries a diverse line of first quality products including a broad line of clothing for women, men and children, fashion accessories, jewelry, toys, home textiles and other ready to assemble home furnishings, health and beauty aids, candy and other packaged convenience food products, small household appliances and housewares, home entertainment equipment, stationery and greeting cards, hardware, automotive supplies, household chemicals, pet products, luggage, lawn and garden products, Christmas and other seasonal merchandise. Hills licenses its footwear departments to a nationally known footwear retailer. Hills offers a range of brand name apparel and other products for the family and supplements brand name goods with manufacturers' private brands (brands made by major manufacturers but not nationally advertised) and Hills' private label program. Hills anticipates increasing the penetration of Hills private label merchandise in fiscal year 1998, particularly in apparel. Hills accepts all major consumer credit cards and offers a year-round layaway program.

During fiscal year 1997, imported goods were purchased directly by Hills or indirectly through other sources. In fiscal year 1997, Hills directly imported products that accounted for approximately 10% of total purchases of the Hills Department Stores chain.

Hills uses a centralized buying organization staffed by merchandise managers, buyers and a support staff organized along Hill's product lines. Most of Hills' buying organization is located at its Canton, Massachusetts offices. Hills also maintains a fashion buying office in the garment district of New York City to purchase and merchandise women's fashion and basic apparel.

Hills' central distribution facilities are located in Columbus, Ohio. These facilities provide central stocking of merchandise and flow-through allocation of merchandise for delivery to the stores. During fiscal year 1997, Hills shipped approximately 77% of the dollar value of its merchandise receipts through these distribution facilities, which consisted primarily of items handled in casepack quantities and imports. During the second half of fiscal year 1997, approximately 82% of the dollar value of its merchandise receipts was handled through these distribution facilities. The balance of Hills' merchandise receipts, consisting primarily of apparel and less-than casepack quantity items, were delivered to stores direct from vendors or through a variety of distributor, jobber or in-store service vendors. In fiscal year 1997, Hills opened a processing center, primarily focused on apparel, to pre-process merchandise, thereby reducing in-store handling costs and consolidating and reducing freight costs. Hills is currently evaluating its options for cost-effectively enhancing its existing distribution facilities and supply chain practices in order to reduce its logistics costs and to improve its store in-stock levels. Examples of targeted improvements include (but are not limited to) integrating the processing activities described above into its primary distribution facility, integrated management between facilities of outbound traffic integration, adding breakpack capability, and enhancing replenishment processes.

Hills relies extensively on computerized information systems. Hills operates its principal information technology center at its corporate offices in Canton, Massachusetts. All Hills stores, distribution centers and administrative locations are tied to the information center's computer by means of an on-line data communications network.

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

Hills has embarked on a project designed to replace most of its existing systems and enhance processes to meet the demands of retailing in the year 2000 and beyond. This program will replace the existing mainframe based systems with new technologies. The Company will install new hardware and applications and, in some cases, reengineer its business processes in order to take advantage of the new technologies. See Management's Discussion and Analysis of Financial Condition and Results of Operation below. The Company expects to continue to introduce major new systems-based functionality in subsequent years to enhance its merchandise processing productivity, as well as to enhance its merchandising, marketing and customer service activities.

The discount general merchandise retail business is highly competitive. The Company considers merchandise price, presentation, selection and quality, store location, and the expertise of its buying, selling and support management and associates to be the most significant competitive factors. Hills' principal competitors are regional and national discount department store chains, some of which, such as WalMart, Kmart, and Target, as well as specialty retailers, such as Toys "R" Us, are larger and have more capital than Hills. Management believes that Hills' recent store remodeling program and its continued improve-ment in marketing and certain merchandising lines will allow it to defend its competitive position, even with Wal-Mart's presence in most of the Company's markets.

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

As of March 31, 1998, Hills employed approximately 14,632 persons, including approximately 8,553 full-time and 6,079 part-time employees. None of the Company's employees are represented by a labor union. The number of employees varies during the year, reaching a peak during the Christmas selling season. The Company considers its relations with its employees to be good.

During fiscal year 1997, the Company substantially completed the rebuilding of its senior management team with the additions of a new executive vice president-chief merchandising officer, senior vice president-marketing/sales promotion, merchandise vice president-mens and childrens and senior vice president-human resources. In the first quarter of fiscal year 1998, the Company hired a new senior vice president-chief information officer. Additional changes in other mid-level management occurred in fiscal year 1997 and will continue into fiscal year 1998.

Certain disclosures contained in this document include forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that any expectations will be attained. Among the factors that could cause actual results to differ materially are the following: general economic conditions, consumer demand, consumer preferences and weather patterns in the Midwest and Mid-Atlantic regions of the United States; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; acquisition and divestment activities; and other factors that may be described in this document.

ITEM 2.    PROPERTIES
           ----------

At the end of fiscal year 1997, Hills operated 155 stores (154 stores leased and one owned) in the states of Pennsylvania, Ohio, New York, West Virginia, Indiana, Virginia, Tennessee, Illinois, Kentucky, Maryland, Massachusetts and North Carolina. The stores are located in regional and other enclosed shopping malls, strip shopping centers and as free standing units. The Company plans to relocate one store in fiscal year 1998. In early 1997, the Company closed 10 stores, located in Kentucky (2), North Carolina (4), Virginia (3) and Ohio (1). The Company leases nearly all of its stores under long-term leases. In addition, Hills leases buying and administrative offices, including the Company's executive, buying and administrative office in Canton, Massachusetts, the stores headquarters in Aliquippa, Pennsylvania, a buying office in New York, New York, and its central distribution facilities in Columbus, Ohio.

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

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

In September 1995, the Company and HDSC filed a suit in the Court of Chancery of the State of Delaware against the former members of the Board of Directors (the "Former Directors") of the Company. That action seeks, among other things,

           -----------------------------

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

In April 1997, three of the Former Directors, Michael Bozic, Norman S. Matthews and John G. Reen, filed a counterclaim against the Company and the seven replacement directors seeking damages of not less than $2.5 Million for breach of contract, unjust enrichment and intentional interference with contractual relations arising out of allegations that the Company improperly failed to honor their request to exercise stock options. The Company believes the counterclaim is without merit and has denied the allegations and asserted various defenses. Discovery is ongoing in the case.

In August 1995, in the Court of Chancery of the State of Delaware, three share-holders of the Company, Gayle Dolowich, Ivan J. Dolowich and Joseph Weiss, filed a class action lawsuit against the seven new directors of the Company elected at the 1995 annual meeting, Dickstein Partners Inc. ("Dickstein Partners") and the Company. In November 1995, the plaintiffs amended their complaint to include a shareholder's derivative cause of action against the Former Directors for breach of their fiduciary duties to the Company and its shareholders. In the amended complaint, the plaintiffs claim (under Section 225 of the Delaware Corporation
Code) that in connection with Dickstein Partners' effort to solicit proxies in support of the election of its nominees for directors of the Company, Dickstein Partners issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. On the Section 225 claim, the plaintiffs seek an order nullifying the election of directors and declaring there has been no "change of control" of the Company. The derivative cause of action seeks damages against the Former Directors. In January 1996, in the same Delaware Chancery Court, another shareholder, Peter M. Fusco, filed a substantially similar class action and shareholder derivative suit against the parties named in the Dolowich suit. The Former Directors filed a motion to dismiss the Dolowich and Fusco suits, and in March 1997 the Court denied that motion.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

NONE

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(Furnished pursuant to General Instruction G of Form 10-K)

The executive officers of the Company currently are:

Gregory K. Raven, 48, was elected president and chief executive officer and a director of Hills on February 7, 1996. He was executive vice president, finance and chief financial officer of Revco D.S., Inc., from September 1988 until August 1995. From 1977 until he joined Revco in 1987, Mr. Raven served in various financial management capacities with the Great Atlantic & Pacific Tea Company, Inc.

Frederick L. Angst, 47, was elected executive vice president-chief merchandising officer on July 22, 1997. He was vice president of ladies' apparel and accessories from April of 1994 to July 1997. From 1991 to April 1994 he was executive vice president-chief operating officer of Joseph Horne Co.

Michael R. Hamilton, 52, joined the Company as executive vice president-operations on October 21, 1996. Prior to joining Hills, Mr. Hamilton had been executive vice president of store operations for Venture Stores, Inc. He joined Venture in 1973 and at the date of his departure from Venture he served as executive vice president of stores, asset protection and leased businesses. In January 1998 Venture Stores, Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

C. Scott Litten, 48, was elected executive vice president and chief financial officer on April 23, 1996. Previously, he served as senior vice president-finance of Hechinger Stores Company from May 1994 to September 1995 and as chief financial officer at The Butler Group, Inc. from January 1993 to May 1994. He previously had served as senior vice president-finance of Family Dollar Stores, Inc., as vice president-controller of Neiman Marcus Stores and was employed for approximately eight years by Arthur Andersen & Co. He is a certified public accountant.

James P. Fitzpatrick, 53, has been senior vice president-merchandise planning and control since August 4, 1997. He was a consultant from March 1997 to July 1997. He was senior vice president of Lechmere, Inc. and Montgomery Ward & Co. from November 1995 to February 1997. He was vice president-merchandise planning and allocation of Hills from January 1994 to November 1995. He was vice president-controller of Hills from 1991 to January 1994.

William K. Friend, 51, is senior vice president-secretary and corporate counsel. From December 1985 to April 1, 1998, he was vice president-secretary and corporate counsel for Hills. Prior to joining Hills, Mr. Friend held senior management positions with SCOA Industries Inc. and Shoe Corporation of America, Hills' predecessor companies.

Gregory B. Jones, 45, has been senior vice president-marketing/sales promotion since September 2, 1997. He was vice president, marketing of Carpet One from August 1995 to August 1997. He was vice president, marketing of Today's Man from 1991 to August 1995.

Jeffrey R. Sims, 47, is senior vice president-logistics. From March 1997 to April 1, 1998, he was vice president-logistics. He was director of supply chain operations of Sunbeam, Inc. from December 1996 through February 1997.
He was vice president-logistics of Thorn Americas, Inc. from March 1995 to March 1996. He was vice president-logistics of Lesco, Inc. from September 1992 to November 1994.

Joseph J. Staffieri, 51, has been senior vice president-human resources since January 14, 1998. He was director of staffing and associate relations from July 1997 to January 14, 1998. He was assistant vice president-field human resources of TJX Companies from June 1995 to July 1997. He was vice president of human resources of Lechmere, Inc. from prior to 1993 until June 1995.

Alan M. Weingarden, 50, has been senior vice president-chief information officer since February 27, 1998. He was Senior vice president-chief information officer of Bradlee's, Inc. from April 1995 to February 1998. He was vice president management information services of Laura Ashley, Inc. from April 1993 until April 1995. In June 1995 Bradlee's, Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Jeffrey S. Califano, 42, has been vice president-ladies apparel and accessories since December 1, 1997. He was assistant vice president-merchandise manager-sportswear of the Company from May 1994 to October 1997 and was merchandise manager-sportswear from January 1990 to May 1994.

John M. Doyle, 38, joined the Company as vice president-treasurer on September 23, 1996. He had been vice president and treasurer of Carson Pirie Scott & Co. from 1995 to September 1996, and held various financial management positions since joining that company in 1991 and at Marshall Field's from 1985 to 1990. Mr. Doyle is a certified public accountant.

Alfred G. Fortier, 43, has been vice president-fashion hardlines since May 1996. He was assistant vice president-divisional merchandise manager of the Company from June 1991 to May 1996.

Robert A. Greenwald, 50, has been vice president-boston softlines since
January 29, 1998. He was vice president general merchandise manager of Roses Stores, Inc. from January 1997 to January 1998. He was executive vice president merchandising and advertising of Rich's Department Stores from April 1995 to January 1997. He was senior vice president general merchandise manager of Jamesway Stores Inc. from May 1992 to April 1995. In October 1995, Jamesway Stores Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1996, Rich's Department Stores filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Ralph D. Nemeth, 43, has been vice president-regional manager since April 6, 1998. He was senior vice president of APS Holding Corporation, a distributor of automotive replacement parts, from October 1996 to March 1998. He was senior vice president/regional manager of Venture Stores, Inc. from 1992 to September 1996. In February 1998, APS Holding Corporatio filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Daniel L. Ostrowski, 42, has been vice president-regional manager since January 6, 1997. He was divisional vice president, district manager of Venture Stores Inc. from prior to 1993 to January 1997.

Mark P. Ramsdell, 40, has been vice president-home division since May 1996. He was vice president-general manager of the Toy Works Division of Melville Corp. from February 1994 to May 1996. He was senior vice president general merchandise manager of Wholesale Depot LLP from prior to 1993 to February 1994.

Brian J. Sheehan, 42, joined the Company as vice president-controller on September 5, 1996. Prior to joining Hills, Mr. Sheehan was vice president and chief financial officer of Healthcare Direct Inc., since November 1995. He served as assistant corporate controller of Caldor Corporation from 1990 to 1995.

Officers are elected to serve until their successors are elected and qualified.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS
           -----------------------------------------------------------------

(a) The principal market on which the Company's Common Stock is traded is the New York Stock Exchange. The following table sets forth the range of high and low prices of the Company's Common Stock as reported on the New York Stock Exchange during each quarter of fiscal years 1996 and 1997.

COMMON STOCK PRICES
-------------------
        Quarter Ended                   High Price              Low Price
        January 31, 1998                 $ 4.000                 $ 3.0000
        November 1, 1997                 $ 5.375                 $ 3.1875
        August 2, 1997                   $ 4.875                 $ 2.8125
        May 3, 1997                      $ 6.375                 $ 2.8750

        February 1, 1997                 $ 7.750                 $ 2.7500
        November 2, 1996                 $ 8.875                 $ 6.7500
        August 3, 1996                   $12.875                 $ 6.8750
        May 4, 1996                      $13.750                 $ 7.8750

(b) As of March 31, 1998, there were outstanding 10,388,224 shares of Common Stock held by 2,161 holders of record, and 850,009 shares of Series A Conver-tible Preferred Stock held by 1,932 holders of record.

(c) During the quarter ended January 31, 1998, the Company issued 5,381 shares of Common Stock (the "Common Shares"), upon the conversion of 5,381 shares of Series A Convertible Preferred Stock (the "Series A Preferred Shares"). The Series A Preferred Shares were issued pursuant to the exemption from registra-tion set forth in Section 1145(a) of the Federal Bankruptcy Code, and the Common Shares were issued pursuant to the exemption from registration set forth in
Section 3(a)(9) of the Securities Act of 1933, as amended.

(d) The Company has not paid a cash dividend on its Common Stock in the last two fiscal years. The Loan and Security Agreement dated as of September 30, 1996 and amended and restated as of January 30, 1998, between HDSC and C.R.H. International, Inc. ("CRH"), the former importing subsidiary of HDSC which was merged into HDSC effective January 31, 1998, as the Borrowers, BankAmerica Business Credit, Inc. as the Agent, and the Company and its other subsidiaries as the Guarantors, prohibits the payment of dividends on the Company's Common Stock. HDSC is permitted to make all transfers of funds (in the form of loans, advances or cash dividends) to the Company necessary for the Company to pay interest on the Senior Notes and otherwise conduct its activities as a holding company; however, such transfers can not be made for purposes other than in the normal course of business. The Company's Senior Note Indenture also has restrictions on the payment of cash dividends. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

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
                                                                                      Pro Forma                  || Predecessor
                                            Successor Company                         Combined (8)               ||   Company
                          ----------------------------------------------------------------------------------------------------------
(in thousands,                                                                        Fifty-Two       Seventeen  ||
except                      Fiscal        Fiscal          Fiscal          Fiscal      Weeks Ended    Weeks Ended ||   Thirty-Five
per share amounts            Year          Year            Year            Year       January 29,    January 29, ||   Weeks Ended
and number of stores)        1997          1996            1995            1994         1994            1994     || October 2, 1993
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 ||
Net sales                 $1,768,274    $1,878,477      $1,900,104      $1,872,021     $1,765,533    $ 772,685   ||  $  992,848
Gross profit              $  461,939    $  486,124      $  515,683      $  531,800     $  505,583    $ 223,034   ||  $  282,549
Net earnings (loss)                                                                                              ||
  applicable to common                                                                                           ||
  shareholders before                                                                                            ||
  extraordinary items     $   (9,015)   $  (30,780)(1)  $  (16,666)(2)  $   40,431(3)  $   30,041    $  36,235   ||  $   (9,747)
Net earnings (loss)                                                                                              ||
  applicable to common                                                                                           ||
  shareholders            $   (9,015)   $  (35,058)(1)  $  (16,666)(2)  $   40,431(3)  $   30,041    $  36,235   ||  $  248,492 (4)
                                                                                                                 ||
Basic earnings (loss)                                                                                            ||
  per common share (9)    $    (0.87)   $    (3.42)(1)  $    (1.70)(2)  $     3.75     $     3.34    $    4.03   ||  $    12.58 (5)
Diluted earnings (loss)                                                                                          ||
  per common share (9)    $    (0.87)   $    (3.42)(1)  $    (1.70)(2)  $     2.73     $     2.03    $    2.45   ||  $    12.58 (5)
Basic average shares                                                                                             ||
  outstanding                 10,387        10,252           9,810          10,794          9,000        9,000   ||      19,757
Diluted average shares                                                                                           ||
  outstanding                 10,387        10,252           9,810          14,832         14,794       14,794   ||      19,757
FINANCIAL POSITION:                                                                                              ||
Total assets              $  882,581    $  900,353      $  863,563      $1,009,801                   $ 928,129   ||  $  987,268
Working capital (6)       $  233,413    $  270,021      $  250,965      $  344,119                   $ 232,742   ||  $  301,980
Liabilities subject                                                                                              ||
  to compromise (7)       $        -    $        -      $        -      $        -                   $       -   ||  $  775,169
Long-term obligations     $  447,221    $  455,556      $  416,084      $  422,573                   $ 365,599   ||  $  122,230
Preferred stock           $   18,209    $   19,942      $   24,636      $   64,144                   $ 100,000   ||  $   33,143
Common shareholders'                                                                                             ||
  equity (deficit)        $  217,978    $  224,784      $  254,663      $  306,741                   $ 230,235   ||  $ (186,934)
Number of stores                                                                                                 ||
  operated at                                                                                                    ||
  period end                     155           165             164             154                         151   ||         151

(1) Includes a $33.7 million pretax charge ($20.7 million after tax, or $2.02 per diluted share) related to the estimated cost of impairment of long-lived assets and the closing of ten stores in January 1997.  In addition, the net loss applicable to common shareholders includes an extraordinary after tax loss of $4.3 million, or $0.42 per diluted share, from early extinguishments of debt.
(2) Includes a $45.5 million pretax charge ($32.5 million after tax, or $3.31 per diluted share) incurred in connection with the
    1995 Change in Control (see Note 19 of Notes to Consolidated Financial Statements).
(3) Includes the following pretax items:  $9.6 million of income related to a reversal of liabilities established in fresh-start accounting, $2.2 million paid to holders of the Company's Senior Notes in connection with the Company's self-tender in March
    1995, and a $4.5 million pension gain.
(4) Includes a $258.2 million after tax extraordinary gain on the discharge of prepetition debt.
(5) Diluted earnings per share for the thirty-five weeks ended October 2, 1993 includes an extraordinary gain per common share of $13.07 on the discharge of prepetition debt.
(6) Working capital has been restated for all periods, except for the thirty-five weeks ended October 2, 1993, to reflect a reclass between current and long term liabilities to conform to current year presentation.
(7) On February 4, 1991, the Company, its former parent, Hills Department Stores, Inc., and the five principal subsidiaries of the Company, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.  As a result, the Company reclassified certain current liabilities to Liabilities subject to compromise at February 3, 1991.
(8) The unaudited Pro Forma Combining Statements of Operations present the pro forma combined results of the operations of the
    Successor and Predecessor companies for the fifty-two weeks ended January 29, 1994 and have been adjusted to reflect: the implementation of fresh-start reporting as of January 31, 1993; elimination of the effects of non-recurring transactions resulting from the reorganization included in the results of the Predecessor Company; and payment to creditors pursuant to the POR as of January 31, 1993.  See the 1994 annual report previously filed which details the combination process.
(9) All earnings per share data for periods prior to 1997 have been restated to conform to FAS 128.

THE SELECTED FINANCIAL DATA SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

FORWARD LOOKING STATEMENTS

Certain disclosures contained in this document include forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that any expectations will be attained. Among the factors that could cause actual results to differ materially are the following: general economic conditions, consumer demand, consumer preferences and weather patterns in the Midwest and Mid-Atlantic regions of the United States; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; acquisition and divestment activities; and other factors that may be described in this document.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JANUARY 31, 1998 (FISCAL YEAR 1997) VERSUS
   FISCAL YEAR ENDED FEBRUARY 1, 1997 (FISCAL YEAR 1996)

Net sales for fiscal year 1997 decreased by 5.9 percent from the previous year to $1,768.3 million, and comparable store sales decreased by 1.5 percent. The decrease in total sales primarily resulted from the closing of 10 stores at the beginning of the fiscal year. Comparable store sales decreased primarily due to the elimination of a mid-year back to school layaway promotion, sales weakness in men's and children's apparel, and unfavorable weather in both spring and autumn for seasonal apparel sales. These factors were partially offset by strong sales increases in home decor categories, especially in the second half of the year.

Cost of sales as a percentage of sales was 73.9 percent in fiscal year 1997 compared with 74.1 percent in fiscal year 1996. Gross profit decreased by $24.2 million primarily due to the sales decrease, but increased as a percentage of sales by 0.2 percent. The gross margin percentage increase was primarily the result of decreased clearance markdowns between years and an increase in initial markon associated with cost reductions in merchandise procurement programs. These increases were partially offset by increased promotional markdowns during the year.

Selling and administrative expenses for fiscal year 1997, including depreciation and other occupancy expenses, decreased by $19.1 million primarily due to the Company operating nine fewer stores during most of the fiscal year. Selling and administrative expenses rose as a percentage of sales to 23.7 percent from 23.3 percent last year, due to the comparable store sales decrease and an increase in advertising expenses. Comparable direct store expenses before advertising expense decreased slightly between years. The Company expects the expense rate to increase marginally in fiscal year 1998 compared with fiscal year 1997, due to continued increased investment in advertising exposure in the first half of fiscal year 1998, and due to the overlap in expenses from the ramping-up of new information systems while continuing to operate the old systems.

FISCAL YEAR ENDED JANUARY 31, 1998 (FISCAL YEAR 1997) VERSUS
   FISCAL YEAR ENDED FEBRUARY 1, 1997 (FISCAL YEAR 1996) (CONTINUED)

Earnings before interest, taxes, depreciation, amortization, store closing expenses, change in control costs, and other non-cash items (EBITDA) was $80.3 million in fiscal year 1997 compared with $84.7 million in fiscal year 1996. The gross margin rate improvement between years, described above, was not sufficient to offset the gross margin dollar loss stemming from the comparable sales decrease and the advertising cost increase.

During fiscal year 1996, the Company recorded a $33.7 million charge for the impairment of long-lived assets and store closings. See Note 15 of the Notes to Consolidated Financial Statements.

Net interest expense for fiscal year 1997 decreased by $5.2 million from fiscal year 1996, primarily due to reduced borrowings under the Company's working capital facility, and due to reduced amortization costs associated with the New Senior Notes that were refinanced in mid-1996. See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

In fiscal year 1997, the Company recorded a tax benefit of $1.8 million on a loss before income taxes of $10.8 million, an effective tax benefit rate of 16.6 percent. The low tax benefit rate resulted from non-deductible expenses, including goodwill amortization. The tax benefit is expected to be realized through the application of net operating loss carryforwards and other deferred tax items to offset future taxable income. See Note 16 of the Notes to the Consolidated Financial Statements.

The after-tax extraordinary loss of $4.3 million in fiscal year 1996 represented costs associated with the early extinguishment of debt related to the refinancing and redemption of the 10.25 percent Senior Notes and the write-off of the deferred financing costs related to the Company's previous credit agreement which was replaced during fiscal year 1996. See Note 5 of the Notes to Consolidated Financial Statements.

FISCAL YEAR ENDED FEBRUARY 1, 1997 (FISCAL YEAR 1996) VERSUS
   FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL YEAR 1995)

Net sales for fiscal year 1996 decreased 1.1 percent compared with fiscal year 1995 principally due to fiscal year 1996 having 52 weeks compared with 53 weeks in fiscal year 1995. Comparable store sales on an equivalent 52 week calendar basis decreased 1.7 percent, reflecting weak sales in men's and children's apparel and in the home decor categories of the business.

Cost of sales as a percentage of sales was 74.1 percent in fiscal year 1996 compared with 72.9 percent in fiscal year 1995. This margin decrease of 1.2 percent was due to a higher rate of markdowns, particularly in the men's and girl's apparel, toys, and seasonal categories. The decrease was partially offset by an improvement in inventory shrinkage results.

Selling and administrative expenses, including depreciation and other occupancy costs, as a percentage of sales was 23.3 percent in fiscal year 1996 compared with 22.5 percent in fiscal year 1995. The 0.8 percent increase was largely due to the full year impact of expenses associated with the mid-year opening of ten new stores in fiscal year 1995 compared with one store that opened in fiscal

FISCAL YEAR ENDED FEBRUARY 1, 1997 (FISCAL YEAR 1996) VERSUS
   FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL YEAR 1995) (CONTINUED)

year 1996, combined with the decrease in comparable store sales. Direct store expenses per average store decreased by approximately 3 percent.

Earnings before interest, taxes, depreciation, amortization, store closing expenses, change in control costs, and other non-cash items (EBITDA) was $84.7 million in fiscal year 1996 compared with $119.3 million in fiscal year 1995.

See Note 15 of the Notes to Consolidated Financial Statements regarding fiscal year 1996 charges for store closings and impairment of long-lived assets.

See Note 19 of the Notes to Consolidated Financial Statements regarding costs related to the July 1995 change in control.

Interest expense was $53.6 million in fiscal year 1996 compared with $47.7 million in fiscal year 1995. The $5.9 million increase was primarily due to the refinancing of $160 million, 10.25% Senior Notes with $195 million, 12 1/2% Senior Notes. This increase was partially offset by decreased interest related to bank borrowings under the Company's working capital facilities due to lower average borrowings and lower interest rates.

In fiscal year 1996, the Company recorded a tax benefit of $14.0 million on a loss before income taxes and extraordinary items of $44.8 million, an effective tax rate of 31.3 percent. Of the total tax benefit, $13.0 million related to impairment of long-lived assets and store closing costs. The remaining $1.0 million tax benefit related to the $11.1 million pretax loss before those charges, a 9.0 percent effective tax rate, resulted from non-deductible expenses, including goodwill amortization, and certain expenses only partially deductible for state income tax purposes.

The after-tax extraordinary loss of $4.3 million in fiscal year 1996 represented costs associated with the early extinguishment of debt related to the refinancing and redemption of the 10.25 percent Senior Notes and the write-off of the deferred financing costs related to the Company's previous credit agreement. See Note 5 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

A summary of cash flow information is presented below (in thousands):

                                                      Fiscal         Fiscal
                                                       1997           1996
-------------------------------------------------------------------------------
Operating cash flow before net inventory
  and store closing items                           $ 33,407       $ 31,808
Inventory, net of trade payables                          23         13,813
Other store closing receipts (expenditures), net   (   4,767)         1,898
                                                    --------       --------
   Net cash provided by operating activities          28,663         47,519

Capital expenditures                               (  34,267)     (  32,858)
Deferred software expenditures                     (  24,828)             -
Refinancing of Senior Notes                                -         25,151
Capital lease and sale/leaseback financing                 -         16,559
Principal payments under capital lease
  obligations                                      (   7,099)     (   6,467)
Cash distributions pursuant to the
  Plan of Reorganization                           (      84)     (   2,682)
Proceeds from term loan                               10,000              -
Deferred finance costs and other
  financing activities                             (   1,025)     (   3,957)
                                                    --------       --------
Net change in cash                                 (  28,640)        43,265

Cash and cash equivalents
  at beginning of period                              66,163         22,898
                                                    --------       --------
Cash and cash equivalents
  at end of period                                  $ 37,523       $ 66,163
                                                    ========       ========

Net cash provided by operating activities for fiscal year 1997 decreased by $18.9 million as compared with fiscal year 1996. This was due to
(a) operating cash flow for fiscal year 1996 included approximately $13.8 million of positive cash flow from an improved net inventory position (inventory net of trade payables, most of which change was attributable to a $10.4 million year-end cash infusion from the sale of inventories in stores to be closed), and (b) operating cash flow for fiscal year 1997 included approximately $4.8 million of store closing payments, compared with approximately $1.9 million of cash receipts in 1996 from the sale of leaseholds related to closed stores.

Capital expenditures were $34.3 million for fiscal year 1997 compared with $32.9 million for fiscal year 1996, a $1.4 million increase. This increase was primarily the result of increased spending on the Company's information systems which was partially offset by a decline in capital expenditures related to store remodels performed in fiscal year 1996. In fiscal year 1997, the Company invested $24.8 million in deferred software related to the Company's information systems replacement program. During fiscal year 1998, capital expenditures and deferred software expenditures are expected to approximate $20 million to $25 million and $15 million to $20 million, respectively. The Company expects to relocate one store during fiscal year 1998. The Company does not expect to open any new stores during fiscal year 1998.

Net cash provided by financing activities was $1.8 million for fiscal year 1997 compared with $28.6 million for fiscal year 1996, a $26.8 million decrease. The decrease was primarily due to $25.2 million in net proceeds received in fiscal year 1996 from the sale of 12 1/2% Senior Notes (the "Senior Notes") in excess of the debt refinanced, and $16.6 million received in fiscal year 1996 from fixture and equipment financings. These were partially offset by the $10 million in net proceeds received from the term loan in fiscal year 1997 and decreased cash out flows associated with 1996 payments for other financing costs and cash disbursements pursuant to the plan of reorganization (see below).

During fiscal year 1996, the Company refinanced its $300 million secured credit facility (the "Facility"). See description in Note 5 of Notes to Consolidated Financial Statements. The Facility is secured by inventory and most other tangible and intangible assets of the Company, excluding store fixtures and real estate. While the terms of the Facility, including the security arrangements, create restrictions on or limit the ability of the Company to obtain certain types of financing, the Facility generally provides reasonable flexibility for the Company to obtain additional asset acquisition financing in connection with its capital spending programs. Since the inception of the current Facility, the Company and the lending group have amended the Facility (a) to extend its term, (b) to provide increased advance rates under its borrowing base formula, (c) to clarify and modify financial covenants to enhance operating and financing flexibility, and (d) as of January 30, 1998, to create a $10 million term loan in order to better match the Company's cash flow with economic lives of certain systems technology investments being made by the Company in 1997-1998. During fiscal year 1997, average borrowings under the revolving credit facility were $42.5 million at an average interest rate of 8.1 percent, with peak borrowings of $151.0 million. Average borrowings during fiscal year 1996 were $58.0 million at an average interest rate of 8.4 percent, with peak borrowings of $142.8 million. Peak borrowings in fiscal year 1995 were $188 million. Immediate credit availability under the Facility in excess of the current uses at January 31, 1998 was approximately $154 million compared with approximately $149 million at February 1, 1997.

The Company believes that its credit arrangements, together with cash from operations, will enable the Company to maintain the liquidity necessary to finance its continuing operations, including its planned capital and software expenditures for fiscal year 1998.

The terms of the Company's secured credit facility and the Senior Notes limit the ability of the subsidiaries to pay dividends. Any or all of the restrictions, limitations or contingencies under the Facility and the Senior
Note Indenture, as well as the Company's leverage, could adversely affect the Company's ability to obtain additional financing in the future, to make capital expenditures, to effect store expansions, to make acquisitions, to take advantage of business opportunities that may arise, and to withstand adverse general economic and retail industry conditions and increased competitive pressures. Retail suppliers and their factors monitor carefully the financial performance of retail companies such as the Company, and may reduce credit availability quickly upon learning of actual or perceived deterioration in the financial condition or results of operations of a retail company.

In addition to its funded debt, including capital lease obligations, the Company has significant operating lease commitments which require cash outflows that are included in the Company's operating expenses. The Company does not expect significant changes in such cash outflows during fiscal year 1998. See
Note 7 to Notes to Consolidated Financial Statements.

In connection with the Company's information system replacement program, the Company is implementing a program designed to assure that all new and continuing systems are capable of year 2000 ("Y2K") compliance, including upgrades to those systems not being replaced. The cost of most of such upgrades are generally covered by on-going third-party software maintenance agreements, with additional Y2K upgrade costs not anticipated to be material. Most of the new systems are expected to be in place by the end of fiscal year 1998. However, the Company has experienced difficulty in acquiring the contractors and staff needed to install the new systems, and there have been some delays in the installation of certain elements of the new systems. The Company is taking corrective action and anticipates conversion of the final elements to the new systems not later than early fiscal year 1999. Because the old systems being replaced are not Y2K compliant, a substantial delay in conversion to the new systems or improper functioning of the new systems could severely disrupt the Company's ability to process merchandise orders, receive goods, pay its vendors and/or employees, and/or service its customers. The Company currently believes the probability of such circumstances is remote. In addition, if a significant number of the Company's vendors or lenders are directly or indirectly negatively impacted by Y2K noncompliance, the Company could suffer similar adverse effects. The Company is undertaking steps to limit its exposure to merchandise and service vendors who may be Y2K noncompliant.

The Internal Revenue Code limits the amount of net operating loss (NOL) and credit carryforwards that may be used by the Company. The amount of the annual limitation is subject to revision if, over a rolling three year period, there is a collective change in excess of 50% among all 5 percent shareholders of the Company (as defined by the Internal Revenue Code). The amount of the limitation is determined as a percentage of the Company's fair market value on the date of the change. This annual limitation was determined in 1993, at the date of the Company's bankruptcy reorganization, and again in 1995, and is currently approximately $15.8 million. Unused annual limitations accumulate; the Company did not use any NOL or credit carryforwards in its federal income tax returns in fiscal years 1995 through 1997.

OTHER MATTERS

SEASONALITY

The Company's business is highly seasonal due to increased consumer buying for back-to-school needs and Christmas. The second half of each year provides the major portion of the Company's annual sales and operating earnings with operating earnings particularly concentrated in the Christmas selling season.

INFLATION

The moderate rate of inflation over the past three years has not had a significant effect on the Company's sales, costs or profitability. Retail prices and cost of merchandise in the categories sold by the Company have been relatively stable. Inflation impact on operating costs has been partially mitigated by the Company's productivity improvement efforts. The Company does not expect these trends to change in the forseeable future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

See accompanying pages F-1 through F-27.
Information called for by this item can be found at the pages listed in the following index.

                          INDEX TO FINANCIAL STATEMENTS
Hills Stores Company and Subsidiaries                                   Page
Independent Auditors' Report............................................ F-1
Consolidated Balance Sheets............................................. F-2
Consolidated Statements of Operations................................... F-3
Consolidated Statements of Cash Flows................................... F-4
Consolidated Statements of Common Shareholders' Equity.................. F-5
Notes to Consolidated Financial Statements.............................. F-6

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

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

Incorporated by reference from the item entitled "Information About Nominees" in the proxy statement for the annual meeting of stockholders to be held
June 17, 1998, except for information regarding executive officers of the Company, which information is furnished in a separate item captioned "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

Incorporated by reference from the item entitled "Executive Compensation" in the proxy statement for the annual meeting of stockholders to be held June 17, 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

Incorporated by reference from the item entitled "Beneficial Ownership" in the proxy statement for the annual meeting of stockholders to be held June 17, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

Incorporated by reference from the items entitled "Information About Nominees," "Executive Compensation," "Employment Contracts," and "Compensation of Directors" in the proxy statement for the annual meeting of stockholders to be held June 17, 1998.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

(a)     Documents filed as part of this report:

1.   Financial statements

           Independent Auditors' Report                                 F-1
           Consolidated Balance Sheets                                  F-2
           Consolidated Statements of Operations                        F-3
           Consolidated Statements of Cash Flows                        F-4
           Consolidated Statements of Common Shareholders' Equity       F-5
           Notes to Consolidated Financial Statements                   F-6

2.   Financial statements schedules

           I     Report of Independent Auditor                          S-1
           II    Valuation and Qualifying Accounts                      S-2

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

3.2(2)     Amended and Restated By-Laws of the Company.

4.1(3) Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred Stock of the Company.

4.2(4)     Form of Series 1993 Stock Right.

4.3(5) Series 1993 Warrant Agreement dated October 4, 1993 between the Company and Chemical Bank, as Warrant Agent.

4.4(6) Rights Agreement dated as of August 16, 1994 (the "Rights Agreement") between the Company and Chemical Bank, as Rights Agent.

4.5(6) Form of Certificate of the Voting Powes, Preferences and other designated attributes of Series B Participating Cumulative Preferred Stock of the Company (which is attached as Exhibit A to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto).

4.6(6) Form of Right Certificate (which is attached at Exhibit B to the Rights Agreement incorporated by reference as Exhibit 4.4 hereto).

4.7(7)     Amendment dated as of October 18, 1995 to the Rights Agreement.

4.8(8) Indenture dated as of April 19, 1996 relating to the 12 1/2% Senior Notes due 2003, Series B, of the Company.

10.1(9) Loan and Security Agreement dated as of September 30, 1996 and amended and restated as of January 30, 1998 among the Financial Institutions named therein as the Lenders, BankAmerica Business Credit, Inc. as the Agent, Hills Department Store Company and C.R.H. International, Inc. as the Borrowers, and the other Loan Parties named therein.

10.2(10) * Employment Agreement made as of February 7, 1996 with Gregory K.
           Raven.

10.3     * Consulting Agreement made as of February 8, 1998 with Chaim Y.
           Edelstein.

10.4(11) * Employment Agreement made as of November 19, 1996 with Michael R.
           Hamilton.

10.5(12) * Employment Agreement made as of July 22, 1997 with Frederick L.
           Angst.

10.6(13) * Employment Agreement made as of November 11, 1997 with C. Scott
           Litten.

10.7(14) * Confidential Separation Agreement, Voluntary Release and Notice
           dated March 6, 1997 between the Company and James E. Feldt.

10.8(4)  * 1993 Incentive and Nonqualified Stock Option Plan, as amended.

10.9(10) * 1996 Directors Stock Option Plan.

10.10(15)* Hills Stores Company/Hills Department Store Company Associate Stock
           Purchase Plan, as amended.

11.1       Computation of earnings per share.

21         Subsidiaries.

23         Consent of Independent Auditors'.

24         Powers of Attorney of directors and officers of the Company.

27         Financial Data Schedule.
[FN]
__________________________
*  Executive Compensation Plans and Arrangements.

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

9. Incorporated by reference from the Report on Form 8-K of the Company dated January 30, 1998.

10. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 3, 1996.

11. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended November 2, 1996.

12. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended August 2, 1997.

13. Incorporated by reference from the Report on Form 10-Q of the Company for the quarter ended November 1, 1997.

14. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 1, 1997.

15. Incorporated by reference from the Form S-8 of the Company filed on May 28, 1997.

(b)     Reports on Form 8-K:

1. A report on Form 8-K dated February 28, 1997 was filed by the Company concerning the First Amendment to the Loan and Security Agreement.

2. A report on Form 8-K dated March 12, 1997 was filed by the Company con-cerning the fourth quarter and year-end press release issued on that date.

3. A report on Form 8-K dated January 30, 1998 was filed by the Company concerning the Loan and Security Agreement dated as of September 30, 1996 and amended and restated as of January 30, 1998.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on April 20, 1998.

                                        HILLS STORES COMPANY

                                        By: /s/ William K. Friend
                                        -------------------------
                                        William K. Friend
                                        Senior Vice President-Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gregory K. Raven    Director, President and Chief           April 20, 1998
--------------------    Executive Officer of the Company
Gregory K. Raven        and Hills Department Store Company
                        (Principal Executive Officer)

/s/ C. Scott Litten     Executive Vice President-Chief          April 20, 1998
--------------------    Financial Officer of the Company
C. Scott Litten         and Hills Department Store Company
                        (Principal Financial Officer)

/s/ Brian J. Sheehan    Vice President-Controller of the        April 20, 1998
--------------------    Company and Hills Department Store
Brian J. Sheehan        Company (Principal Accounting Officer)


 By: /s/ William K. Friend                                      April 20, 1998
     ---------------------
     William K. Friend
     Attorney-In-Fact for the following:

Chaim Y. Edelstein      Chairman of the Board of the
                        Company and Hills Department
                        Store Company

Stanton J. Bluestone    Director of the Company and
                        Hills Department Store Company

John W. Burden III      Director of the Company and
                        Hills Department Store Company

Alan S. Cooper          Director of the Company and
                        Hills Department Store Company

Mark B. Dickstein       Director of the Company and
                        Hills Department Store Company

Samuel L. Katz          Director of the Company and
                        Hills Department Store Company

Richard E. Montag       Director of the Company and
                        Hills Department Store Company

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hills Stores Company and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Hills Stores Company and Subsidiaries as of January 31, 1998 and February 1, 1997 and the related consolidated statements of operations, common shareholders' equity, and cash flows for the years ended January 31, 1998, February 1, 1997 and February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies as of January 31, 1998 and February 1, 1997 and the results of their operations and their cash flows for the years ended January 31, 1998, February 1, 1997 and February 3, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



Boston, Massachusetts
March 11, 1998

HILLS STORES COMPANY AND SUBSIDIARIES
____________________________________________________________________________________________
CONSOLIDATED BALANCE SHEETS
                                                             January 31,      February 1,
(dollars in thousands)                                          1998             1997
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 37,523         $ 66,163
 Accounts receivable, less allowance
  for doubtful accounts of approximately
  $5,500 and $4,500                                            21,869           24,346
 Inventories                                                  340,719          341,477
 Deferred tax asset, net (Note 16)                             26,933           32,991
 Other current assets                                           5,542            5,115
                                                             --------         --------
   Total current assets                                       432,586          470,092

Property and equipment, net (Note 2)                          183,112          173,701
Property under capital leases, net (Note 7)                   102,350          112,201
Beneficial lease rights, net (Note 1)                           6,081            6,848
Deferred tax asset, net (Note 16)                              28,592           21,585
Reorganization value in excess of amounts allocable
 to identifiable assets, net (Notes 1 and 3)                   89,112           97,508
Other assets, net (Note 1)                                     40,748           18,418
                                                             --------         --------
                                                             $882,581         $900,353
                                                             ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of capital leases and
   financial obligations (Note 7)                            $ 10,541         $  7,255
 Current portion of long term debt (Note 6)                       500                -
 Accounts payable, trade                                      110,329          111,064
 Other accounts payable and accrued expenses (Note 4)          77,803           81,752
                                                             --------         --------
   Total current liabilities                                  199,173          200,071

Long term debt (Note 6)                                       204,500          195,000
Obligations under capital leases (Note 7)                     113,919          120,539
Financing obligations - sale/leaseback (Note 7)                30,335           34,100
Other liabilities                                              98,467          105,917

Commitments and contingencies (Note 18)                             -                -

Preferred stock, at mandatory redemption value (Note 9)        18,209           19,942

Common shareholders' equity (Notes 10 and 11):
 Common stock, 50,000,000 shares of $0.01 par value
   authorized, 10,446,287 and 10,337,761 shares issued and
   outstanding                                                    105              103
 Additional paid-in capital                                   217,388          215,537
 Retained earnings                                                927            9,942
 Unearned compensation (Note 11)                            (     442)       (     798)
                                                             --------         --------
Total common shareholders' equity                             217,978          224,784
                                                             --------         --------
                                                             $882,581         $900,353
                                                             ========         ========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF OPERATIONS
                                           Fiscal Year     Fiscal Year      Fiscal Year
                                              Ended           Ended            Ended
                                           January 31,     February 1,      February 3,
(in thousands, except per                     1998            1997             1996
share amounts)                             (52 Weeks)      (52 Weeks)       (53 Weeks)
----------------------------------------------------------------------------------------
Net sales                                  $1,768,274      $1,878,477       $1,900,104
Cost of sales                               1,306,335       1,392,353        1,384,421
Selling and administrative expenses
  (Notes 7 and 8)                             418,512         437,593          428,212
Amortization of reorganization
  value in excess of amounts
  allocable to identifiable assets              5,850           6,050            7,755
Impairment of long-lived assets and
  store closings (Note 15)                          -          33,706                -
Costs related to change
  in control (Note 19)                              -               -           45,529
                                           ----------      ----------       ----------
Operating earnings                             37,577           8,775           34,187


Interest expense, net (Note 1)                 48,392          53,555           47,666
                                           ----------      ----------       ----------
Loss before income taxes                  (    10,815)    (    44,780)     (    13,479)

Income tax benefit
  (provision) (Note 16)                         1,800          14,000      (     3,187)
                                           ----------      ----------       ----------
                                          (     9,015)    (    30,780)     (    16,666)


Extraordinary loss on early
  extinguishment of debt, net                       -           4,278                -
                                           ----------      ----------       ----------
Net loss                                  ($    9,015)    ($   35,058)     ($   16,666)
                                           ==========      ==========       ==========



Basic and diluted loss
  per common share (Note 17):
    Loss before extraordinary loss        (      0.87)    ($     3.00)     ($     1.70)
    Extraordinary loss                              -     (      0.42)               -
                                           ----------      ----------       ----------
    Net loss                              ($     0.87)    ($     3.42)     ($     1.70)
                                           ==========      ==========       ==========



See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Fiscal Year    Fiscal Year    Fiscal Year
                                                  Ended          Ended          Ended
                                               January 31,    February 1,    February 3,
                                                   1998           1997          1996
(in thousands)                                  (52 Weeks)     (52 Weeks)    (53 Weeks)
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                       ($  9,015)    ($ 35,058)     ($ 16,666)
Adjustments to reconcile net loss
 to net cash provided by (used for)
 operating activities:
  Depreciation and amortization                   36,845        35,130         31,784
  Amortization of deferred financing costs         2,538         5,942          4,847
  Deferred income taxes                        (     949)    (  12,332)     (  11,260)
  Decrease in deferred tax assets
   recognized through a reduction in
   reorganization value in excess of
   amounts allocable to identifiable assets        2,546         2,592          9,496
  Impairment of long-lived assets
    and store closings                                 -        28,958              -
  Extraordinary loss on extinguishment of debt         -         4,278              -
  Amortization of reorganization value in
    excess of amounts allocable to
    identifiable assets                            5,850         6,050          7,755
  Loss on disposal of fixed assets                    78           998             54
  Decrease (increase) in accounts receivable
   and other current assets                        2,050         1,078      (   2,325)
  Decrease (increase) in inventories                 758     (  15,080)     (  17,846)
  Increase (decrease) in accounts payable
   and other accrued expenses                  (  12,134)       25,293      (  24,464)
  Other, net                                          96     (     330)     (   1,962)
                                                --------      --------       --------
   Net cash provided by (used for)
    operating activities                          28,663        47,519      (  20,587)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                           (  34,267)    (  32,858)     (  56,714)
Deferred software expenditures                 (  24,828)            -              -
                                                --------      --------       --------
Net cash used for investing activities         (  59,095)    (  32,858)     (  56,714)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from secured term loan                   10,000             -              -
Proceeds from issuance of
   12 1/2% Senior Notes                                -       195,000              -
Fees incurred with the issuance of
   12 1/2% Senior Notes                                -     (   8,100)             -
Redemption of 10.25% Senior Notes                      -     ( 160,000)             -
Payment of premium on debt redemption                  -     (   1,749)             -
Proceeds from sale/leaseback financing                 -        16,559              -
Principal payments under capital
   lease obligations                           (   7,099)    (   6,467)     (   6,121)
Cash distributions pursuant to the Plan
   of Reorganization                           (      84)    (   2,682)     (   5,297)
Shares repurchased per self-tender offer               -             -      (  75,000)
Deferred finance costs and
   other financing activities                  (   1,025)    (   3,957)     (  10,857)
                                                --------      --------       --------
   Net cash provided by (used for)
    financing activities                           1,792        28,604      (  97,275)
                                                --------      --------       --------
Net increase (decrease) in cash and
 cash equivalents                              (  28,640)       43,265      ( 174,576)

Cash and cash equivalents:
 Beginning of period                              66,163        22,898        197,474
                                                --------      --------       --------
 End of period                                  $ 37,523      $ 66,163       $ 22,898
                                                ========      ========       ========

See Notes to Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
__________________________________________________________________________________________________________________
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                           Common Stock     Additional                                  Common
                                        ------------------    Paid-in    Retained       Unearned     Shareholders'
(dollars in thousands)                    Shares    Amount    Capital    Earnings     Compensation      Equity
------------------------------------------------------------------------------------------------------------------
Balance at January 28, 1995             10,804,784   $108    $229,967     $76,666        $    -        $306,741

Retirement of Common Stock (Note 20)   ( 3,000,000) (  30)  (  59,970)   ( 15,000)            -       (  75,000)
Conversion of Preferred Stock            1,975,400     20      39,488           -             -          39,508
Exercise of stock options
  and warrants                               4,387      -          80           -             -              80
Exchange for Stock Rights (Note 12)        198,271      2   (       2)          -             -               -
Net loss                                         -      -           -    ( 16,666)            -       (  16,666)
                                        --------------------------------------------------------------------------
Balance at February 3, 1996              9,982,842    100     209,563      45,000             -         254,663

Conversion of Preferred Stock              234,674      2       4,692           -             -           4,694
Restricted stock grants                    120,000      1       1,202           -        (1,203)              -
Amortization of restricted
  stock grants                                   -      -           -           -           405             405
Other                                          245      -           7           -             -               7
Stock options issued
  under compensatory plan (Note 11)              -      -          73           -             -              73
Net loss                                         -      -           -    ( 35,058)            -       (  35,058)
                                        --------------------------------------------------------------------------
Balance at February 1, 1997             10,337,761    103     215,537       9,942       (   798)        224,784

Conversion of Preferred Stock               86,625      1       1,732           -             -           1,733
Amortization of restricted
  stock grants                                   -      -           -           -           356             356
Issuance due to Associated Stock
  Purchase Plan (Note 11)                   21,901      1          58           -             -              59
Stock options issued
  under compensatory plan (Note 11)              -      -          61           -             -              61
Net loss                                         -      -           -    (  9,015)            -       (   9,015)
                                        --------------------------------------------------------------------------
Balance at January 31, 1998             10,446,287   $105    $217,388     $   927       ($  442)       $217,978

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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BASIS OF REPORTING

During fiscal year 1997, Hills Stores Company (HSC or "the Company") operated, through its wholly-owned subsidiary Hills Department Store Company ("HDSC"), a chain of 155 discount department stores located primarily in the Great Lakes and Ohio Valley regions of the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
Certain prior year amounts were reclassified to conform to the current year presentation. The Company's fiscal year ends on the Saturday closest to January 31. Fiscal year 1995 was a fifty-three week year; fiscal years 1997 and 1996 were fifty-two week years.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less from the date of purchase and whose cost approximates market value due to the short maturity of the investments. Interest income of $0.7 million, $1.3 million and $1.8 million was included in interest expense, net for fiscal years 1997, 1996 and 1995, respectively.

INVENTORIES

Inventories are valued using the retail method on the lower of last-in, first-out (LIFO) cost or market basis. LIFO cost at January 31, 1998, February 1, 1997 and February 3, 1996 exceeded the cost of inventory on a first-in, first-out basis; accordingly, there has been no LIFO charge.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets, which is 27 1/2 years for buildings and range from five to eight years for fixtures and equipment. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of the lease term, considering renewal options that are likely to be exercised, or the estimated useful life of the related asset. Leasehold improvements are amortized principally over 15 years. Capital lease assets are depreciated over the lease term or the estimated useful life of the related asset.

DEFERRED FINANCING COSTS

Net deferred financing costs of $9.9 million at January 31, 1998 and $11.4 million at February 1, 1997 were included in other assets and are being amortized on a straight-line basis over the estimated term of the related debt. Accumulated amortization of deferred financing costs was $4.2 million at January 31, 1998 and $1.7 million at February 1, 1997.

DEFERRED SOFTWARE EXPENDITURES

In fiscal year 1997, the Company had $24.8 million of deferred software expenditures relating to its information systems replacement program. These

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ------------------------------------------------------

DEFERRED SOFTWARE EXPENDITURES (CONTINUED)

expenditures primarily represent direct costs of obtaining and modifying commercially available computer software and costs associated with developing internally used computer software. Expenditures such as Company payroll, contracted services, capitalized interest during the period that the software is not in service and other costs relating to the installation and testing of such software, are included in deferred software. When placed in service, these assets are generally amortized on a straight-line basis over seven years.

INTANGIBLE ASSETS

Beneficial lease rights are amortized using the straight-line method over the terms of the related leases. Accumulated amortization of beneficial lease rights was $3.3 million at January 31, 1998 and $2.5 million at February 1, 1997.

Reorganization value in excess of amounts allocable to identifiable assets is being amortized over twenty years on a straight-line basis. (See Notes 3 and 16).

PREOPENING COSTS

Preopening costs consist of direct costs of opening a store and are charged to operations within the fiscal year that a new store opens. The Company did not open any new stores in fiscal year 1997, opened 1 store in fiscal year 1996 and opened 10 stores during fiscal year 1995.

INTEREST CAPITALIZATION

The Company capitalizes interest incurred in connection with the construction and development of new stores, computer systems, and other major assets for the Company's own use. The Company capitalized interest of $1.4 million in fiscal year 1997 and $0.5 million in fiscal year 1995. No interest was capitalized during fiscal year 1996.

USE OF ESTIMATES

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

Significant estimates used in preparation of the consolidated financial statements include, but are not limited to, income tax liabilities, self-insurance liabilities for worker's compensation and general liability, store closing liabilities, physical inventory shortage allowances, and the estimated useful life of fixed and intangible assets.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which are effective for the Company's financial statements for the year end January 31, 1999. The Company believes that neither pronouncement will have a material impact on it's financial statements.

2.  PROPERTY AND EQUIPMENT
    ----------------------

The components of property and equipment are listed below (in thousands):

                                                     January 31,     February 1,
                                                        1998            1997
                                                    ------------     -----------
  Fixtures and equipment                             $164,816         $152,731
  Leasehold improvements                               66,247           56,802
  Buildings                                            16,192           16,192
  Land                                                  3,430            3,430
  Improvements in progress                             16,629            3,633
                                                     --------         --------
                                                      267,314          232,788
  Accumulated depreciation and amortization         (  84,202)       (  59,087)
                                                     --------         --------
                                                     $183,112         $173,701
                                                     ========         ========

3.  REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS
    --------------------------------------------------------------------------

The activity for reorganization value is presented below (in thousands):

                                                     January 31,     February 1,
                                                        1998            1997
                                                    ------------     -----------
  Balance at beginning of period                     $ 97,508         $107,514
    Amortization                                    (   5,850)       (   6,050)
    Tax benefit applied to reduce
      reorganization value                          (   2,546)       (   2,592)
    Impairment of long-lived assets and
      store closings                                        -        (   1,364)
                                                     --------         --------
  Balance at end of period                           $ 89,112         $ 97,508
                                                     ========         ========

Accumulated amortization was $32.0 million at January 31, 1998 and $26.2 million at February 1, 1997.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    -------------------------------------------

Significant components of other accounts payable and accrued expenses are presented below (in thousands):

                                                   January 31,    February 1,
                                                      1998           1997
                                                   -----------    -----------
Other accounts payable and accrued expenses:
 Accrued payroll and related costs                  $ 20,880        $ 22,074
 Taxes, other than income tax                         13,988          13,418
 Other                                                42,935          46,260
                                                    --------        --------
                                                    $ 77,803        $ 81,752
                                                    ========        ========

5.  SECURED CREDIT FACILITY
    -----------------------

The Company, through its wholly-owned operating subsidiaries Hills Department Store Company (HDSC), maintains a $300 million secured credit facility (the "Facility"), which matures in February, 2001. Borrowings under the Facility include revolving working capital borrowings on a seasonal need basis and a $10 million term note. Maximum borrowings under the Facility are limited by an inventory-based borrowing base, as defined, and outstanding letters of credit; up to $200 million of the Facility is available to secure letters of credit. Borrowings under the Facility bear interest, at the option of the Borrowers, at either of (1) the Bank of America's "reference rate" plus a margin ranging up to 0.75% or (2) LIBOR plus a margin ranging from 1.5% to 2.5% (2.25% at January 31, 1998). The Company pays fees on the average undrawn letter of credit amount at an annual rate ranging from 1.5% to 2.25%, and pays commitment fees at an annual rate of 3/8% on the average daily unused portion of the commitment. Interest rates and fees on undrawn letter of credit amounts are determined quarterly by the Company's "excess cash flow", as defined. The Facility is secured by a security interest in tangible and intangible assets of HDSC, other than certain fixtures, equipment and real estate. The Facility is also guaranteed by the parent Company (HSC).

The financial covenants under the secured credit agreement require that the Company maintain levels of consolidated net worth and consolidated cash flow in excess of certain defined or computed amounts. In addition, the Facility requires the outstanding principal balance of revolving loans to be zero for at least thirty consecutive days during the period from December 1 of each year to March 31 of the next year. The Agreement prohibits the payment of dividends on the Company's common stock and also contains, among other restrictions, provisions limiting to varying degrees: business combinations, the issuance of certain kinds of additional debt and the repurchase and prepayment of debt. Under the Agreement, HDSC is only permitted to make payments or transfers to the parent Company in the normal course of business as necessary for the parent Company to service its Senior Note interest obligations and to otherwise conduct

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  SECURED CREDIT FACILITY (CONTINUED)
    -----------------------------------

its activities as a holding company. (Net assets of HDSC and its subsidiaries at January 31, 1998 totaled $451 million.)

The term loan component of the secured credit Facility requires quarterly payments of $500,000 beginning November 1998, and continuing until the earlier of (1) full payoff or (2) agreement termination (whereupon a balloon payment for the balance plus accrued and unpaid interest is payable.)

At January 31, 1998, the Company had $10 million of term loan borrowings under the Facility, had no revolving borrowings, had outstanding letters of credit totaling $40.3 million, had maintained its annual clean-up period for more than the required thirty consecutive days, and was in compliance with all covenants and restrictions.

In connection with replacing the prior Facility with the above Facility in fiscal year 1996 with a new group of lenders, the Company recognized an extraordinary after-tax loss for early extinguishment of debt of $2.3 million ($3.8 million pretax) from the write-off of deferred financing costs related to the prior credit facility. Front-end fees in connection with the Facility were $2.9 million. Additionally, $0.9 million of fees were paid in connection with the two amendments during fiscal year 1997 which, among other things, extended the maturity of the Facility. These fees are being amortized over the life of the Facility.

6.  LONG TERM DEBT
    --------------

Long term debt at each year-end consisted of (in thousands):

                                                    January 31,    February 1,
                                                       1998           1997
                                                    -----------    -----------
12 1/2% Senior Notes, due 2003                      $195,000        $195,000
Secured term note (see Note 5)                        10,000               -
                                                    --------        --------
                                                     205,000         195,000
Less current portion of secured term note          (     500)              -
                                                    --------        --------
Net long term debt                                  $204,500        $195,000
                                                    ========        ========

The 12 1/2% unsecured Senior Notes (the "Senior Notes") pay interest semiannually, are noncallable, and are unconditionally guaranteed by all the subsidiaries of the Company. The subsidiary guarantees are subordinate to borrowings under the secured credit facility (see Note 5). The Senior Notes contain covenants regarding limitations on debt incurrence and the issuance of preferred stock. Additionally, the Senior Notes place limitations on the Company and its subsidiaries relative to the payment of dividends or distributions.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  LONG TERM DEBT (CONTINUED)
    --------------------------

The estimated fair value of the Senior Notes was approximately $164 million at January 31, 1998 and $144 million at February 1, 1997. These values were based on quoted market prices in effect at those dates.

In fiscal year 1996, in connection with the sale of the Senior Notes, the Company offered to redeem all of its outstanding 10.25% Senior Notes due 2003 (the "Old Senior Notes") at a redemption price equal to 101% of principal, plus accrued interest. Pursuant to this offer, the Company subsequently redeemed approximately $155 million of its approximately $157.5 million of outstanding Old Senior Notes. The Company later called for redemption of the approximately $2.5 million of remaining outstanding Old Senior Notes at the indenture specified price of 104% of principal plus accrued interest. In addition, the Company deposited, in trust, funds sufficient to redeem, upon issuance, approximately $2.5 million of Old Senior Notes yet to be issued under the terms of the Company's 1993 Plan of Reorganization (the "POR"). As a result of these transactions, the Company recognized an extraordinary after-tax loss for early extinguishment of debt of $2.0 million ($3.5 million pre-tax). The extraordinary loss included the redemption premiums and the write-off of the related deferred financing costs.

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

The composition of property under capital leases, net of accumulated amortization, is shown below (in thousands):

                                                  January 31,     February 1,
                                                     1998            1997
                                                  -----------     -----------
Retail outlets                                     $138,094        $138,094
Other                                                   982             982
                                                   --------        --------
                                                    139,076         139,076
Accumulated amortization                          (  36,726)      (  26,875)
                                                   --------        --------
Property under capital leases, net                 $102,350        $112,201
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

7.  LEASE COMMITMENTS (CONTINUED)
    ----------------------------

Consolidated rental expense under operating leases and rental expense based on sales in excess of predetermined levels under capital leases are presented below (in thousands):

                                   Fiscal Year    Fiscal Year     Fiscal Year
                                     Ended           Ended          Ended
                                   January 31,    February 1,     February 3,
                                      1998           1997            1996
                                  ---------------------------------------------
  Capital leases:
   Rental based on sales            $   803        $   801         $ 1,251
  Operating leases:
   Minimum facility rentals          28,415         29,125          26,133
   Equipment and other rentals       12,905         14,647          17,706
   Rental based on sales              1,533          1,511           1,244
                                    -------        -------         -------
  Consolidated rental expense       $43,656        $46,084         $46,334
                                    =======        =======         =======

At January 31, 1998, the financing obligations represent sale/leaseback arrangements. The related property associated with these transactions, which has a net book value of $62.4 million at January 31, 1998, remains in property and equipment on the Company's books and continues to be depreciated. The leases, which have terms from 42 months to ten years, include options to purchase some or all of the assets either at the end of the initial lease term or renewal periods at an amount not greater than the then current fair market value of the properties. During fiscal year 1996, the Company obtained $16.6 million of financing through such arrangements.

Minimum future lease commitments under noncancelable leases in effect at January 31, 1998 are listed below (in thousands):

                                    Capital     Financing     Operating
  Fiscal years:                      Leases    Obligations      Leases     Total
                                   ---------------------------------------------
     1998                          $ 19,488     $ 8,369      $ 35,290   $ 63,147
     1999                            19,159       7,699        30,817     57,675
     2000                            17,396       7,789        27,742     52,927
     2001                            16,931       6,257        24,906     48,094
     2002                            16,546       8,393        21,926     46,865
     Thereafter                     151,754      17,389       122,674    291,817
                                   ---------------------------------------------
  Minimum rental commitments        241,274     $55,896      $263,355   $560,525
                                                             ===================
  Less amount representing
   interest                         120,579      21,796
                                   --------     -------
  Present value of net minimum
   lease payments                   120,695      34,100
  Current portion                 (   6,776)   (  3,765)
                                   --------     -------
                                   $113,919     $30,335
                                   ========     =======

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  EMPLOYEE PLAN BENEFITS
    ----------------------

POST RETIREMENT BENEFITS

The Company accounts for postretirement benefits (such as health care) in accordance with Statement of Financial Accounting Standards No. 106: "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). This statement requires accrual of postretirement benefits during the years an employee provides services. Under FAS 106, the Company recognized expenses of $0.2 million in fiscal years 1997, 1996 and 1995, respectively. The Company funds benefit costs principally on a pay-as-you-go basis. The status of the plan is as follows (in thousands):

                                                    January 31,    February 1,
                                                       1998           1997
                                                    -----------    -----------
  Accumulated postretirement
   benefit obligation ("APBO") for:
     Active employees                                 $ 2,399       $ 2,212
     Retirees                                              83           303
                                                      -------       -------
                                                        2,482         2,515
  Plan assets at fair value                                 -             -
                                                      -------       -------
  Unfunded APBO                                         2,482         2,515

  Unrecognized actuarial gain                           1,352         1,329
                                                      -------       -------
  Accrued postretirement benefit cost                 $ 3,834       $ 3,844
                                                      =======       =======

The assumed health care cost trend rate used in measuring the APBO was 10% in fiscal year 1997 (8% for Medicare eligible retirees); grading down to 5% (5% for Medicare eligible retirees) by fiscal year 2002 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would increase the APBO at the end of fiscal year 1997 by $367,400 (or by 15%) and the service and interest cost by $36,800 (or by 11%). The assumed discount rate used in determining the APBO was 7% for both years.

401(k) PLAN

The Company offers a defined contribution 401(k) savings plan (the "401(k)") for employees meeting certain employment conditions. In addition to permitting employee contributions, the 401(k) plan provides for Company matching contributions. Company matching contributions were $3.0 million in fiscal year 1997, $3.6 million in fiscal year 1996 and $3.9 million in fiscal year 1995.

9.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
    -------------------------------------------------

The Company is authorized to issue 15,000,000 shares of preferred stock, par value of $0.10 per share. Pursuant to the POR 5,000,000 of shares were authorized to be issued as Hills Stores Series A Convertible Preferred Stock

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)
    ------------------------------------------------------------

(the "Preferred Stock"). As of January 31, 1998, a total of 50,060 shares of the 5,000,000 shares of the Preferred Stock remain to be issued pending resolution of prepetition claims and interests pursuant to the POR.

The Preferred Stock is convertible by the holders, at any time, into Hills Stores common stock at a rate of one share of Common Stock for each share of the Preferred Stock, subject to antidilution adjustments. During fiscal year 1997, 86,625 shares of the Preferred Stock were converted to common stock on a share for share basis. As of January 31, 1998 and February 1, 1997, 855,109 and 941,344 shares, respectively, were outstanding.

Each share of Preferred Stock has one vote per share in the same class as the shares of common stock. The holders of the Preferred Stock are entitled to dividends when and if declared by the Board of Directors; however, dividend payments are restricted under the terms of the Facility and the New Senior Notes. The Company does not expect to pay dividends in the foreseeable future.

The Company may redeem, at its option prior to October 4, 2008, all or part of the outstanding Preferred Stock at $20 per share; and in any case shall redeem all of the outstanding shares of Preferred Stock on October 4, 2008 at $20 per share. Upon dissolution or liquidation of the Company, the holders of the Preferred Stock will be entitled to receive $20 per share out of the assets of the Company available for distribution to shareholders, in preference to the holders of common stock and any other class or series of capital stock of the Company that is junior to the Preferred Stock.

10.  HILLS STORES COMMON STOCK
     -------------------------

Each holder of common stock has one vote per share and is entitled to dividends when and if declared by the Board of Directors. However, dividend payments are restricted under the terms of the Facility and the Senior Notes. The Company does not expect to pay dividends in the foreseeable future. As of January 31, 1998, a total of 58,151 shares of common stock remain to be issued pending resolution of prepetition claims and interests, pursuant to the POR.

11.  STOCK COMPENSATION PLANS
     ------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 ("APB 25"), the former standard. If the fair value provisions of FAS 123 are not adopted, companies are required to disclose the proforma amounts of net earnings and earnings per share that would have been reported had these provisions been

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK COMPENSATION PLANS (CONTINUED)
     ------------------------------------

adopted. The Company has chosen to continue to recognize compensation expense under APB 25. Accordingly, no compensation cost has been recognized for its fixed stock option plans, other than for options granted in connection with consulting services. Such compensation expense was $61,000 and $73,000 for fiscal years 1997 and 1996, respectively.

The Company has stock-based compensation plans, which are described below.

1993 STOCK OPTION PLAN

In October 1993, the Company established an incentive and nonqualified stock option plan (the "Option Plan") providing for the grant of nonqualified stock options or incentive stock options. The options are granted at prices greater than or equivalent to the market price of the common stock on the date of each grant. The options are generally subject to a five year vesting schedule, with initial vesting beginning one year from the date of the grant, and expire ten years from the date of the grant. A total of 1,303,763 shares of common stock are reserved for grants of options under the Option Plan. During fiscal years 1997, 1996 and 1995 eligible participants were allowed, for a limited time, to exchange existing options for new options with an exercise price of $5.00, $10.125 and $12.00, respectively. The 1997 repricing was for a reduced number of new options. The options exchanged in 1997 were subject to additional vesting restrictions which prohibited exercise of any vested option for one year and 50% of the vested options for two years from the date of the repricing.

1996 DIRECTORS STOCK OPTION PLAN

During fiscal year 1996, the Company received shareholder approval of a stock option plan for non-employee members of the Board of Directors. The plan provided for an initial grant of 4,000 options to each non-employee member of the Board of Directors with subsequent annual automatic grants of 2,000 options. All options are granted at prices greater than or equivalent to the market price of the common stock on the date of each grant. The options are subject to a three year vesting schedule with vesting beginning from the date of the grant.
A total of 100,000 shares of common stock are reserved for grants under the plan. In March 1997, participants were allowed to exchange existing options for a reduced number of new options with an exercise price of the greater of $5.00 or the closing share price on the date of acceptance. The repriced options were subject to additional vesting restrictions which prohibited exercise of any vested option for one year and 50% of the vested options for two years from the date of the repricing.

RESTRICTED STOCK AGREEMENTS

In fiscal year 1996, the Company entered into restricted stock agreements with the Chairman of the Board and the President and Chief Executive Officer. Pursuant to the agreements, the Company issued 120,000 shares of common stock subject to certain restrictions. Unearned compensation was charged for the market value of the restricted shares, shown as a reduction of common shareholders' equity in the accompanying consolidated balance sheet, and is

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK COMPENSATION PLANS (CONTINUED)
     ------------------------------------

RESTRICTED STOCK AGREEMENTS (CONTINUED)

being amortized ratably over the restricted period. The weighted-average fair value of shares granted during fiscal year 1996 was approximately $10.00 per share. During fiscal years 1997 and 1996, approximately $356,000 and $405,000 respectively, was charged to expense.

PROFORMA INFORMATION

Had compensation cost for the Company's two fixed stock option plans and the associate stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and loss per share would have increased to the proforma amounts indicated below:

                                                 1997         1996       1995
                                              ---------    ---------   ---------
Net loss                     As reported      ($ 9,015)    ($35,058)   ($16,666)
                             Proforma         ($10,264)    ($36,349)   ($18,244)

Basic and diluted loss
  per share                  As reported      ($  0.87)    ($  3.42)   ($  1.70)
                             Proforma         ($  0.99)    ($  3.55)   ($  1.86)

The effects of applying FAS 123 in this proforma disclosure are not indicative of future amounts. The proforma disclosure does not include awards prior to 1995 or additional awards which are anticipated to be made in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 1997, 1996 and 1995: dividend yield of zero; expected volatility of 50%, risk-free interest rate of 6.22%, 5.83% and 5.77% respectively; and expected lives of five years.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK COMPENSATION PLANS (CONTINUED)
     ------------------------------------

A summary of the status of the Company's fixed stock option plans as of January 31, 1998, February 1, 1997 and February 3, 1996, and changes during the years ending on those dates, is presented below:

                                                 1997                         1996                        1995
                                        ------------------------    -------------------------    -----------------------
                                                    Weighted-                    Weighted-                  Weighted-
                                                     Average                      Average                    Average
Fixed Options                           Shares    Exercise Price    Shares     Exercise Price    Shares   Exercise Price
Outstanding at beginning of year        871,580     $ 10.64          416,797     $ 12.36        1,014,021     $ 18.48
Granted                                 317,950        4.22          678,751       11.08          203,000       12.75
Exchanged November 4, 1995                    -           -                -           -       (  337,200)      18.26
Issued in exchange on November 4, 1995        -           -                -           -          224,797       12.00
Exchanged on March 8, 1996                    -           -        ( 330,000)      12.00                -           -
Issued in exchange on March 8, 1996           -           -          330,000       10.12                -           -
Exchanged on March 11, 1997            (687,482)      10.58                -           -                -           -
Issued in exchange on March 11, 1997    453,305        5.00                -           -                -           -
Exercised                                     -           -                -           -       (    4,300)      18.25
Forfeited                              (106,739)       7.26        ( 223,968)      12.42       (  683,521)      18.49
                                        -------                     --------                    ---------
Outstanding at end of year              848,614        5.69          871,580       10.64          416,797       12.36
                                        =======                     ========                    =========

Options exercisable at year-end         200,715                      141,961                      231,894
Weighted-average fair value of
  options granted during the year        $ 2.18                       $ 5.60                       $ 6.40

The following table summarizes information about fixed stock options outstanding at January 31, 1998:

                                       Options Outstanding                             Options Exercisable
                     ------------------------------------------------------     --------------------------------
                        Number       Weighted-Average                              Number
    Range of         Outstanding         Remaining         Weighted-Average     Exercisable     Weighted-Average
  Exercise Prices     at 1/31/98     Contractual Life       Exercise Price       at 1/31/98      Exercise Price
   $2.75 - $ 3.75       74,500          9.5  years             $ 3.08               2,000           $ 3.00
   $3.88 - $ 4.63      206,450          9.0  years             $ 4.43                   0           $ 0.00
   $5.00 - $ 5.13      438,214          7.9  years             $ 5.01             136,844           $ 5.00
   $7.63 - $18.25      129,450          7.3  years             $11.52              61,871           $12.21
                       -------                                                    -------
                       848,614                                                    200,715
                       =======                                                    =======

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK COMPENSATION PLANS (CONTINUED)
     ------------------------------------

ASSOCIATE STOCK PURCHASE PLAN

Under the Associate Stock Purchase Plan, the Company is authorized to issue up to 500,000 shares of common stock to its full-time employees. Under the terms of the Plan, during each semiannual subscription period associates can choose to have up to 10 percent of their annual base earnings, up to $25,000, withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its market price at the commencement date or at the termination date of each offering period. During fiscal year 1997, the Company issued 21,901 shares pursuant to this plan. The Company anticipates issuing approximately 25,000 shares for the subscription period ending on June 30, 1998.

12.  SERIES 1993 STOCK RIGHTS
     ------------------------

Each Series 1993 Stock Right (the "Stock Right") entitles the holder to acquire, at $0.01 per share, shares of common stock, subject to antidilution adjustments, as determined pursuant to a formula which is based on the Company's proforma utilization of certain tax benefits as defined in the Stock Right Agreements. Shares under the Stock Right Agreements are not available for issuance until vested. During 1995, the Company repurchased 693,949 of its 700,000 outstanding stock rights in exchange for 198,271 shares of newly issued common stock. The aggregate par value of the newly issued common stock was reclassified from additional paid-in capital to common stock. As of January 31, 1998 and February 1, 1997, 6,051 rights were outstanding.

13.  SERIES 1993 WARRANTS
     --------------------

Each Series 1993 Warrant entitles the holder to purchase, subject to antidilution adjustments, one share of common stock at $30 per share. The Warrants are callable by the Company at $.01 per Warrant at any time after October 4, 1998 if the average closing price of common stock, subject to antidilution adjustments, for a period of thirty consecutive trading days is equal to or greater than $35 per share. The Warrants expire on October 4, 2000. During fiscal year 1995, 87 warrants were exercised. None were exercised during fiscal years 1997 and 1996. As of January 31, 1998 and February 1, 1997, 432,903 warrants were outstanding and 432,903 shares of common stock were reserved for issuance upon exercise of the warrants.

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

15.  IMPAIRMENT OF LONG-LIVED ASSETS AND STORE CLOSINGS
     --------------------------------------------------

Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). FAS 121 requires that the carrying value of long-lived tangible and certain intangible assets be evaluated periodically in relation to the operating performance and estimated future cash flows of the underlying assets. In accordance with FAS 121, the Company recognized a pre-tax charge of $23.6 ($11.7 million in the first quarter of fiscal 1996 and $11.9 million in fourth quarter of fiscal 1996, in connection with the store closings and impairments) to reduce the carrying value of certain of its long-lived tangible and intangible assets to their estimated fair market value. The impaired assets include property and equipment, beneficial lease rights and reorganization value related to underperforming stores. The fair value was based on estimated future cash flows to be generated by these stores, discounted at a rate commensurate with the risks involved.

In January 1997, the Company announced plans to close ten stores during the first quarter of fiscal year 1997 as part of its initiatives to improve profitability. In connection with these closures, the Company recorded in fiscal year 1996 a pretax charge of $10.1 million to cover costs for disposal of inventories ($5.3 million), lease terminations, net ($3.2 million), and other related costs ($1.6 million).

During fiscal year 1997, approximately $4.8 million was incurred and charged against the accrual for store closings, consisting primarily of cash payments relating to lease terminations. The majority of the January 31, 1998 liability totalling $6.9 million is expected to be paid during fiscal years 1998 and 1999.

These 10 stores generated 4.6% and 3.9% of the total net sales of the Company during fiscal years 1996 and 1995, respectively. In addition, these stores had

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  IMPAIRMENT OF LONG-LIVED ASSETS AND STORE CLOSINGS (CONTINUED)
     --------------------------------------------------------------

operating losses, excluding corporate overhead allocations, of $4.3 million and $1.7 million for fiscal years 1996 and 1995.

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

Temporary differences and carryforwards which give rise to significant deferred tax assets and liabilities are as follows (in thousands):

                                     January 31, 1998        February 1, 1997
                                  Deferred     Deferred    Deferred     Deferred
                                     Tax         Tax          Tax         Tax
                                    Asset     Liability      Asset     Liability
                                  --------    ---------    --------    ---------
Net operating loss and
 tax credit carryforwards         $ 74,369   $      -      $ 58,307     $     -
Capital lease obligations           46,943          -        49,959           -
Assets under capital leases              -     39,303             -      45,544
Accrued expenses                    33,144          -        37,102           -
Beneficial lease rights             14,800          -        17,161           -
Property and equipment                   -     21,155             -      15,359
Inventories                          5,356          -        11,922           -
Financing obligation-sale/
 leaseback                           8,984          -        11,717           -
Other                               10,421          -        10,629           -
                                  --------   --------      --------     -------
Total deferred taxes               194,017     60,458       196,797      60,903
Valuation allowance              (  78,034)         -     (  81,318)          -
                                  --------   --------      --------     -------
Net deferred taxes                $115,983   $ 60,458      $115,479     $60,903
                                  ========   ========      ========     =======

The consummation of the POR resulted in a change in ownership for federal income tax purposes. Subsequent to the POR, a second change in ownership occurred for federal income tax purposes. As a result, the Company's ability to utilize its net operating loss and tax credit carryforwards is subject to an annual limitation of $15.8 million. This limitation may be changed if additional changes in ownership (generally determined by the creation of new 5% equity ownership blocks, accumulating to 50%, over a rolling three year period) are deemed to occur subsequent to the second ownership change. For fiscal years 1996 and 1997, the Company generated estimated net operating tax loss carryforwards of $19.7 million. Total deferred tax assets as of January 31, 1998, include $78.0 million of deferred tax assets which arose before the

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  INCOME TAXES (CONTINUED)
     ------------------------

Company's emergence from bankruptcy and which have been fully reserved. For financial reporting purposes, any benefit derived from the reduction of the valuation allowance related to deferred tax assets in existence at October 4, 1993 will not be credited to the tax provision, but instead will ultimately reduce Reorganization Value.

Federal income tax carryforwards at January 31, 1998 consisted of $3.0 million of Alternative Minimum Tax credits which do not expire, and net operating losses and general business credits which expire as follows (in thousands):

                                       Net Operating             Tax
                                          Losses               Credits
                                      ----------------------------------
  Fiscal years:
  2000                                   $      -             $   413
  2001                                          -                 797
  2002                                          -                 664
  2003                                          -               1,369
  2004                                        329               2,196
  2005                                          -               1,547
  2006                                     60,901                 949
  2007                                     56,848                 797
  2008                                     10,954                 944
  2009                                          -                 174
  2010                                          -                 492
  2011                                     21,519                   -
  2012                                     19,661                   -
                                      ----------------------------------
                                         $170,212             $10,342
                                      ==================================

The provision (benefit) for income taxes consists of the following components (in thousands):

                                               Fiscal Year Ended
                                  January 31,      February 1,      February 3,
                                     1998             1997              1996
                                  ----------------------------------------------
Current provision:
  Federal                        ($ 3,096)         ($ 3,673)          $   227
  State and local                (    301)         (    587)               23
                                  -------           -------           -------
                                 (  3,397)         (  4,260)              250
Deferred provision:
  Federal                        (    865)         (  9,159)         (  9,986)
  State and local                (     84)         (  3,173)         (  1,274)
                                  -------           -------           -------
                                 (    949)         ( 12,332)         ( 11,260)
Amount to be applied to
 reorganization value               2,546             2,592            14,197
                                  -------           -------           -------
Total tax provision (benefit)    ($ 1,800)         ($14,000)          $ 3,187
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

                                                   Fiscal Year Ended
                                       January 31,   February 1,   February 3,
                                          1998          1997          1996
                                    -------------------------------------------
Statutory tax rate                      (35.0%)       (35.0%)       (35.0%)
State and local income taxes,
 net of federal tax benefit             ( 0.6 )       ( 2.7 )         3.7
Goodwill                                 18.9           5.8          20.1
Targeted jobs credit
 and other, net                           0.1           0.6           0.7
Change in control costs                     -             -          34.2
                                         -----         -----         -----
Effective tax rate                      (16.6%)       (31.3%)        23.7%
                                         =====         =====         =====

The IRS is nearing completion of its audit of fiscal years 1991, 1992 and 1993. The Company has filed a Protest to certain adjustments proposed by the IRS. The Company does not believe the final adjustments resulting from this examination would have a material adverse effect on the Company's financial condition.

17.  EARNINGS PER SHARE
     ------------------

In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards Number 128, "Earnings per Share" ("FAS 128"). FAS 128 requires the presentation of "basic" earnings per share (income applicable to common shareholders divided by the weighted-average number of common shares outstanding during the period) and "diluted" earnings per share (which gives effect to all dilutive potential common shares that were outstanding during the period). All prior-period earnings per share data have been restated to conform to FAS 128. Basic and diluted earnings per share are the same for the periods ended
January 31, 1998, February 1, 1997 and February 3, 1996, as all common stock equivalents are antidilutive, due to the net loss incurred during these periods.

Basic earnings per share was computed based on the weighted average number of common shares assumed to be outstanding during each period. Such shares amounted to 10,387,080, 10,252,022 and 9,809,675 for fiscal years 1997, 1996 and 1995, respectively.

If the impact would be dilutive, the following securities would be included in the calculation of diluted earnings per share: preferred stock, stock options, series 1993 Warrants and stock rights (contingently issuable as described in Note 14).

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

In September 1995, the Company and HDSC filed a suit in the Court of Chancery of the State of Delaware against the former members of the Board of Directors (the "Former Directors") of the Company. That action seeks, among other things, recovery of damages caused by the breach by the Former Directors of their fiduciary duties to shareholders arising from the refusal of the Former Directors to approve the change in control which took place on July 5, 1995 (the "1995 Change of Control") following the election of seven replacement directors by the shareholders of the Company. In October 1995 the defendants filed a motion to dismiss the suit. In February 1996, the court granted a motion of the Former Directors to stay discovery pending the outcome of their motion to dismiss. In March 1997, the court denied the Former Directors' motion to dismiss.

In April 1997, three of the Former Directors, Michael Bozic, Norman S. Matthews and John G. Reen, filed a counterclaim against the Company and the seven replacement directors seeking damages of not less than $2.5 million for breach of contract, unjust enrichment and intentional interference with contractual relations arising out of allegations that the Company improperly failed to honor their request to exercise stock options. The Company believes the counterclaim is without merit and has denied the allegations and asserted various defenses. Discovery is ongoing in the case.

In August 1995, in the Court of Chancery of the State of Delaware, three shareholders of the Company, Gayle Dolowich, Ivan J. Dolowich and Joseph Weiss, filed a class action lawsuit against the seven new directors of the Company elected at the 1995 annual meeting, Dickstein Partners Inc. ("Dickstein Partners") and the Company. In November 1995, the plaintiffs amended their complaint to include a shareholder's derivative cause of action against the Former Directors for breach of their fiduciary duties to the Company and its shareholders. In the amended complaint, the plaintiffs claim (under Section
225 of the Delaware Corporation Code) that in connection with Dickstein Partners effort to solicit proxies in support of the election of its nominees for directors of the Company, Dickstein Partners issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. On the Section 225 claim, the plaintiffs seek an order nullifying the election of directors and declaring there has been "no change of control" of the Company. The derivative cause of action seeks damages against the Former Directors. In January 1996 in the same Delaware Chancery Court, another shareholder, Peter M. Fusco, filed a substantially similar class action and shareholder derivative suit against the parties named in the Dolowich suit. The Former Directors filed a motion to dismiss the Dolowich and Fusco suits, and in March 1997 the court denied that motion.

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

20.  SELF-TENDER FOR COMMON STOCK
     ----------------------------

In August 1994, Dickstein Partners, L.P., et al. ("Dickstein") commenced a consent solicitation to replace four members of the then current Board of Directors with Dickstein nominees. In response to the Dickstein consent solicitation, the Company's Board of Directors announced a program to enhance shareholder value, including the approval of a self-tender to purchase up to 3,000,000 common shares at $25 per share in cash. Effective February 21, 1995, the Company accepted for payment 3,000,000 shares of Common Stock which were validly tendered pursuant to the Company's offer, and for which payment of $75,000,000 was made in March 1995. The excess of the purchase price over the original issue price of the Common Stock, or $15,000,000, was charged to retained earnings. In connection with this offer, 561,863 shares of Preferred Stock were converted to Common Stock.

HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
21.  STATEMENTS OF CASH FLOWS
     ------------------------

Supplemental disclosures of cash flow information are presented in the table below:
                                      Fiscal Year    Fiscal Year     Fiscal Year
                                         Ended         Ended            Ended
                                      January 31,    February 1,     February 3,
(in thousands)                           1998           1997            1996
                                      ------------------------------------------
NONCASH INVESTING AND
 FINANCING ACTIVITIES:

 Preferred stock conversions
  to common stock                       $ 1,733        $ 4,694          $39,508
 Capital lease obligations, net               -          3,735                -


CASH PAID:

 Interest                                50,059         50,122           38,655
 Income taxes                          (    834)      (  8,956)          17,877





HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

(in thousands,                         First       Second       Third       Fourth
except per share amounts)             Quarter      Quarter     Quarter      Quarter
                                     -----------------------------------------------------
FISCAL YEAR 1997
----------------

Net sales                            $353,504     $349,269     $434,555     $630,946
                                     ========     ========     ========     ========
Gross profit                         $ 96,784     $ 86,148     $115,101     $163,906
                                     ========     ========     ========     ========
Net earnings (loss) (2)             ($  9,820)   ($ 16,119)   ($  3,946)    $ 20,870 (1)
                                     ========     ========     ========     ========

Basic earnings (loss) per
  common share                      ($   0.95)   ($   1.56)   ($   0.38)    $   2.00
                                     ========     ========     ========     ========
Diluted earnings (loss) per
  common share (3)                  ($   0.95)   ($   1.56)   ($   0.38)    $   1.84
                                     ========     ========     ========     ========

FISCAL YEAR 1996
----------------
Net sales                            $370,248     $388,600     $460,983     $658,646
                                     ========     ========     ========     ========
Gross profit                         $ 99,263     $ 97,691     $120,831     $168,339
                                     ========     ========     ========     ========
Loss before extraordinary loss      ($ 14,738)   ($ 10,321)   ($  2,804)   ($  2,917)
                                     ========     ========     ========     ========
Net loss (2)                        ($ 14,738)   ($ 12,367)   ($  5,036)   ($  2,917)
                                     ========     ========     ========     ========

Basic loss per common share:
 Loss before extraordinary loss     ($   1.45)   ($   1.01)   ($   0.27)   ($   0.28)

 Extraordinary loss                         -    (    0.20)   (    0.22)           -
                                     --------     --------     --------     --------
 Net loss                           ($   1.45)   ($   1.21)   ($   0.49)   ($   0.28)
                                     ========     ========     ========     ========

Diluted loss per common share:
 Loss before extraordinary loss     ($   1.45)   ($   1.01)   ($   0.27)   ($   0.28)

 Extraordinary loss                         -    (    0.20)   (    0.22)           -
                                     --------     --------     --------     --------
 Net loss                           ($   1.45)   ($   1.21)   ($   0.49)   ($   0.28)
                                     ========     ========     ========     ========



HILLS STORES COMPANY AND SUBSIDIARIES
_______________________________________________________________________________
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

(1) Operating expenses for the fourth quarter and fiscal year ended January 31, 1998 included approximately $0.5 million of business process reengineering costs, incurred primarily during fiscal year 1997 in connection with the Company's systems replacement initiatives, and charged to earnings as required by Emerging Issues Task Force Issue 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation".

(2) In fiscal year 1997, the Company modified its approach to calculate the interim income tax benefit compared with the approach used in fiscal year 1996. The Company believes the approach used more appropriately reflects income taxes on a quarterly basis for 1997. Had the 1997 approach been used in 1996, the income tax provision for the fourth quarter would have been reduced, and the net loss decreased, by approximately $9.9 million or $0.96 per share, respectively.

In the fourth quarter of fiscal year 1996, income tax expense included a charge of $22.8 million as the result of a lower full year effective rate than the estimated used in the first three-quarters of the fiscal year.

(3) Diluted average shares outstanding used in the quarterly earnings per share calculations, excluding the fourth quarter in fiscal year 1997, do not include Preferred Shares, as the effect of the inclusion of such additional shares would be anti-dilutive.

INDEPENDENT AUDITORS' REPORT ON SCHEDULES


To the Board of Directors and Stockholders of Hills Stores Company and Subsidiaries:

We have audited the accompanying consolidated financial statements of Hills Stores Company and Subsidiaries as of January 31, 1998 and February 1, 1997 and and for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, and have issued our report thereon dated March 11, 1998; such consolidated financial statements and report are included elsewhere in this Form 10-K.

Our audits also included the consolidated financial statement schedule of Hills Stores Company and Subsidiaries for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP



Boston, Massachusetts
March 11, 1998

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended January 31, 1998, February 1, 1997 and February 3, 1996.

                                                    Additions
                                      Balance at    Charged to     Deductions      Balance at
                                      Beginning      Cost and         from           End of
(in thousands)                        of Period      Expense        Reserves         Period
---------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JANUARY 31, 1998:

Allowance for doubtful accounts       $4,500        $2,944          $1,944           $5,500
                                      ======        ======          ======           ======


FISCAL YEAR ENDED FEBRUARY 1, 1997:

Allowance for doubtful accounts       $3,459        $1,696         ($  655)          $4,500
                                      ======        ======          ======           ======


FISCAL YEAR ENDED FEBRUARY 3, 1996:

Allowance for doubtful accounts       $4,228        $1,010         ($1,779)          $3,459
                                      ======        ======          ======           ======

