Form 10-Q
period 1998-05-02
HILLS STORES CO /DE/
filed 1998-06-15
CIK 786877

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended May 2, 1998


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

    The number of shares of common stock outstanding as of May 31, 1998 was 10,388,301 shares.

                    HILLS STORES COMPANY AND SUBSIDIARIES

                              TABLE OF CONTENTS
                             ------------------

                        PART I - FINANCIAL INFORMATION



FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets as of May 2, 1998,
     January 31, 1998 and May 3, 1997                                      3

     Condensed Consolidated Statements of Operations for the
     Quarters Ended May 2, 1998 and May 3, 1997                            4

     Condensed Consolidated Statements of Cash Flows for the
     Quarters Ended May 2, 1998 and May 3, 1997                            5

     Notes to Condensed Consolidated Financial Statements                  6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                  9


                         PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                                12

ITEM 2:  CHANGES IN SECURITIES                                            12

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                 12

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
                                              May 2,    January 31,    May 3,
(in thousands)                                 1998        1998         1997
--------------------------------------------------------------------------------
                                            (unaudited)              (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                 $ 15,914    $ 37,523     $ 17,537
   Accounts receivable, net                    26,952      21,869       27,131
   Inventories                                404,476     340,719      395,344
   Deferred and interim tax assets             33,433      26,933       38,292
   Other current assets                         6,205       5,542        6,103
                                             --------    --------     --------
      Total current assets                    486,980     432,586      484,407

Property and equipment, net                   178,725     183,112      171,102
Property under capital leases, net             99,944     102,350      109,717
Beneficial lease rights, net                    5,889       6,081        6,656
Other assets, net                              47,136      40,748       22,190
Deferred tax asset                             28,592      28,592       21,585
Reorganization value in excess of amounts
   allocable to identifiable assets, net       87,690      89,112       96,046
                                             --------    --------     --------
       Total assets                          $934,956    $882,581     $911,703
                                             ========    ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital leases           10,541      10,541        7,430
   Current portion of long-term debt            1,000         500            -
   Borrowings under secured credit
     facility                                  35,000           -        5,000
   Accounts payable, trade                    134,861     110,329      127,267
   Other accounts payable and accrued
     expenses                                  81,722      77,803       88,809
                                             --------    --------     --------
       Total current liabilities              263,124     199,173      228,506

Long term debt                                204,000     204,500      195,000
Capital lease and
  other financing obligations                 142,869     144,254      152,914
Other liabilities                              99,322      98,467      100,276


Preferred stock, at mandatory redemption
   value (Note 2)                              18,107      18,209       19,782

Common shareholders' equity                   207,534     217,978      215,225
                                             --------    --------     --------
       Total liabilities and
         stockholder's equity                $934,956    $882,581     $911,703
                                             ========    ========     ========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              Quarter Ended
                                                        ------------------------
(unaudited)                                               May 2,       May 3,
(in thousands, except per share amounts)                   1998         1997
________________________________________________________________________________
Net sales                                               $362,947      $353,504

Cost of sales                                            263,596       256,720

Selling and administrative expenses                      103,322        99,142

Amortization of reorganization value in
  excess of amounts allocable to
  identifiable assets                                      1,422         1,462
                                                        --------      --------
Operating loss                                         (   5,393)    (   3,820)


Interest expense, net (Note 3)                         (  11,740)    (  11,300)
                                                        --------      --------
Loss before income taxes                               (  17,133)    (  15,120)


Income tax benefit (Note 4)                                6,500         5,300
                                                        --------      --------
Net loss                                               ($ 10,633)    ($  9,820)
                                                        ========      ========





Basic and diluted loss per share (Note 5)              ($   1.02)    ($   0.95)
                                                        ========      ========















See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Quarter Ended
                                                        -----------------------
(unaudited)                                               May 2,       May 3,
(in thousands)                                             1998         1997
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               ($ 10,633)    ($  9,820)
Adjustments to reconcile net loss to net cash used
    for operating activities:
  Depreciation and amortization                           10,580         9,095
  Amortization of deferred financing costs                   669           627
  Amortization of reorganization value in excess
    of amounts allocable to identifiable assets            1,422         1,462
  Deferred and interim income taxes                    (   6,500)    (   5,300)
  Increase in accounts receivable and other
    current assets                                     (   5,746)    (   3,773)
  Increase in inventories                              (  63,757)    (  53,867)
  Increase in accounts payable, accrued expenses
    and other liabilities                                 29,571        17,325
  Other, net                                           (       6)          110
                                                        --------      --------
      Net cash used for operating activities           (  44,400)    (  44,141)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                   (   3,059)    (   3,605)
Deferred software expenditures                         (   7,764)    (   4,376)
                                                        --------       -------
      Net cash used for investing activities           (  10,823)    (   7,981)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility, net           35,000         5,000
Principal payments under capital lease obligations     (   1,386)    (   1,550)
Other financing activities                                     -            46
                                                        --------      --------
      Net cash provided by financing activities           33,614         3,496
                                                        --------      --------
Net increase (decrease) in cash
  and cash equivalents                                 (  21,609)    (  48,626)

Cash and cash equivalents at beginning of period          37,523        66,163
                                                        --------      --------
Cash and cash equivalents at end of period              $ 15,914      $ 17,537
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

2.   HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
     -------------------------------------------------

During the quarter ended May 2, 1998, 5,100 shares of the Company's Series
A Convertible Preferred Stock ($20 mandatory redemption value) were converted to the Company's Common Stock on a share for share basis.

3.   INTEREST EXPENSE
     ----------------

Interest expense is stated net of the following (in thousands):
                                               Thirteen Weeks Ended
                                               --------------------
                                                May 2,      May 3,
                                                 1998        1997
Interest income                                 $  36       $ 414
Capitalized interest                              610         110
                                                -----       -----
Total for each period                           $ 646       $ 524
                                                =====       =====

Capitalized interest relates to the Company's program to replace its primary information systems ocurring in fiscal years 1998 and 1997.

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   INCOME TAX BENEFIT
     ------------------

The Company calculates its provision for interim income taxes in accordance with Accounting Principles Board Opinion No. 28. This usually calls for the application of the estimated full year tax rate to interim pretax accounting income. In circumstances when the usual approach would cause an unrealistically high interim tax benefit rate or other unreasonable tax results (which is the case for the first quarter of 1998 and the first quarter of 1997), the interim tax provision is calculated by applying the appropriate Federal and state statutory tax rates to taxable book income. The Company expects to employ this approach until it is no longer reasonably possible that an unreasonably large interim tax benefit rate would occur. The measurement of interim income taxes has no effect on the amount of income tax expense for the full year.

5.   EARNINGS PER SHARE
     ------------------

Statement of Financial Accounting Standards Number 128, "Earnings per Share" ("FAS 128") requires the presentation of "basic" earnings per share (income applicable to common shareholders divided by the weighted-average number of common shares outstanding during the period) and "diluted" earnings per share (which gives effect to all dilutive potential common shares that were outstanding during the period). All prior-period earnings per share data have been restated to conform to FAS 128. Basic and diluted earnings per share are the same for the periods ended May 2, 1998 and May 3, 1997, as all common stock equivalents are antidilutive, due to the net loss incurred during these periods.

Basic earnings per share was computed based on the weighted average number of common shares assumed to be outstanding during each period. Such shares amounted to 10,448,417 and 10,345,781 for the periods ended May 2, 1998 and May 3, 1997, respectively.

If the impact would be dilutive, the following securities would be included in the calculation of diluted earnings per share: preferred stock, stock options, series 1993 Warrants and stock rights.

6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------

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

FORWARD LOOKING STATEMENTS

Certain disclosures contained in this document include forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that any expectations will be attained. Among the factors that could cause actual results to differ materially are the following: general economic conditions, consumer demand, consumer preferences and weather patterns in the Great Lakes and Ohio River Valley regions of the United States where the Company has the majority of its stores; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; acquisition and divestment activities; and other factors that may be described in this document.

RESULTS OF OPERATIONS

QUARTER ENDED MAY 2, 1998 COMPARED WITH
      QUARTER ENDED MAY 3, 1997

Net sales and comparable store sales increased 2.7% compared with the same period in 1997. The Company generated above-average sales increases in home categories, girl's apparel, and seasonal lawn and garden merchandise. Sales were also positively impacted by the addition of two advertising circulars compared with the prior year.

Cost of sales as a percentage of sales was 72.6% for the quarters ended May 2, 1998 and May 3, 1997. Gross profit increased by $2.6 million primarily due to the sales increase, but remained flat as a percentage of sales. The Company improved the initial markon on its merchandise through continued cost reductions in merchandise procurement, which was offset by increased promotional markdowns.

Selling and administrative expenses, including depreciation and other occupancy expenses, was 28.5% as a percentage of sales in the current quarter compared with 28.0% in 1997, a 0.5% increase. Selling and administrative expenses excluding depreciation were flat with last year as a percentage of sales at 25.6%, as advertising cost increases and minimum wage adjustments were fully offset by labor productivity and other cost control enhancements. Noncash depreciation and amortization increased by approximately $1.6 million for the first quarter, resulting from the Company's investment programs and also from accelerated depreciation for the store that is being relocated during fiscal year 1998.

Net interest expense was $11.7 million in the first quarter of 1998 compared with $11.3 million in the same period of 1997. This $0.4 million increase was primarily attributable to reduced cash position at the beginning of fiscal year 1998, and resulting increased borrowings associated with Company's secured credit facility.

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

QUARTER ENDED MAY 2, 1998 COMPARED WITH
      QUARTER ENDED MAY 3, 1997 (CONTINUED)

The effective tax rate was 37.9% in the first quarter of 1998 compared with a rate of 35.1% in the first quarter of 1997. See Note 4 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities was $44.4 million for the quarter ended May 2, 1998 compared with $44.1 million for the same period last year, an increase of $0.3 million. The use of cash for the interim periods primarily reflects the build-up of merchandise inventories, net of vendor trade credit, due to the seasonal nature of the Company's business.

Net cash used for investing activities was $10.8 million compared with $8.0 million in the first quarter of 1997, a $2.8 million increase. This increase was primarily the result of the Company's informaton technology replacement program which was partially offset by a reduction in other capital expenditures versus last year. During fiscal year 1998, combined capital expenditures and deferred software expenditures are expected to approximate $65 million including approximately $10 million of non-cash acquisitions which the Company expects to finance by capital leases, and including approximately $3 million to $4 million of capitalized interest. The Company will relocate one store during fiscal year 1998 and expects to open no new stores during the year.

In connection with the Company's information system replacement program, the Company is implementing a program designed to assure that all new and continuing systems are capable of year 2000 ("Y2K") compliance, including upgrades to those systems not being replaced. The cost of most of such upgrades are generally covered by on-going third-party software maintenance agreements, with additional Y2K upgrade costs not anticipated to exceed $2 million. The Company has experienced difficulty in acquiring the contractors and staff needed to install the new systems, and there have been some delays in the installation of certain elements of the new systems. The Company has taken and is taking corrective action, and anticipates conversion of the final system components not later than mid-1999. Because the old systems being replaced are not Y2K compliant, a substantial delay in conversion to the new systems or improper functioning of the new systems could severely disrupt the Company's ability to process merchandise orders, receive goods, pay its vendors and/or employees, and/or service its customers. In addition, if a significant number of the Company's vendors or lenders are directly or indirectly negatively impacted by Y2K noncompliance, the Company could suffer similar adverse effects. The Company is undertaking steps to limit its exposure to merchandise and service vendors who may be Y2K noncompliant.

Net cash provided by financing activities was $33.6 million in the first quarter of 1998 compared with $3.5 million in the same period a year ago, a $30.1

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

million increase. The increase was primarily due to reduced beginning of year cash balances in fiscal year 1998 compared with fiscal year 1997, requiring increased borrowings under the secured credit facility in fiscal year 1998. During the first quarter of 1998, average borrowings under the secured credit facility were approximately $36.3 million at an average interest rate of 8.2%. During the first quarter of 1997, average borrowings were $396 thousand at an average interest rate of 9.0%. Excess credit availability under the secured credit facility at May 2, 1998 was approximately $136.0 million compared with approximately $169.4 million at May 3, 1997.

The Company believes that its credit arrangements, together with cash from operations, will enable the Company to maintain the liquidity necessary to finance its continuing operations and capital expenditure requirements.

The terms of the Company's secured credit facility and Senior Notes limit the ability of the subsidiaries to pay dividends. Any or all of the restrictions, limitations or contingencies under the Facility and the Senior Notes Indenture, as well as the Company's leverage, could adversely affect the Company's ability to obtain additional financing in the future, to make capital expenditures, to effect store expansions, to make acquisitions, to take advantage of business opportunities that may arise, and to withstand adverse general economic and retail industry conditions and increased competitive pressures. Retail suppliers and their factors monitor carefully the financial performance of retail companies such as the Company, and may reduce credit availability quickly upon learning of actual or perceived deterioration in the financial condition or results of operations of a retail company.

                        PART II - OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS
-------      -----------------

See Note 6 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2.      CHANGES IN SECURITIES
-------      ---------------------

During the quarter ended May 2, 1998, the Company issued 5,100 shares of Common Stock, par value $.01 per share (the "Common Shares"), upon the conversion of 5,100 shares of Series A Preferred Stock, par value $.10 per share ("the Series A Preferred Shares"). The Series A Preferred Shares were issued pursuant to an exemption from registration set forth is Section 1145(a) of the Federal Bankruptcy Code, and the Common Shares were issued pursuant the exemption contained in Sections 3(a)(9) of the Securities Act of 1933, as amended.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (continued)
-------      --------------------------------------------

    9
10.1         Loan and Security Agreement (the "Loan and Security Agreement")
             dated as of September 30, 1996 and amended and restated as of
             January 30, 1998 among the Financial Institutions named therein as the Lenders, BankAmerica Business Credit, Inc., as the Agent, Hills
             Department Store Company and C.R.H. International, Inc. as the
             Borrowers, and the other Loan Parties named therein.
    10
10.2 *       Employment Agreement made as of February 7, 1996 with Gregory K.
             Raven.
    11
10.3 *       Consulting Agreement made as of February 7, 1998 with Chaim Y.
             Edelstein.
    12
10.4 *       Employment Agreement made as of November 19, 1996 with Michael
             R. Hamilton.
    13
10.5 *       Employment Agreement made as of July 22, 1997 with Frederic L.
             Angst.
    14
10.6 *       Employment Agreement made as of November 11, 1997 with C. Scott
             Litten.
    15
10.7 *       1993 Incentive and Nonqualified Stock Option Plan, as amended.
    10
10.8 *       1996 Directors Stock Option Plan.

10.9 * Hills Stores Company/Hills Department Store Company Associate Stock Purchase Plan, as amended.

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

4. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 29, 1994.

5. Incorporated by reference from the Report on Form 8-K of the Company dated October 4, 1993.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K (continued)
-------      --------------------------------------------


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

11. Incorporated by reference from the Report on Form 10-K of the Company for the fiscal year ended January 31, 1998.

12. Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

13. Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended August 2, 1997.

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




                           HILLS STORES COMPANY



          Date:  June 12, 1998              /s/C. Scott Litten
                                            ---------------------------
                                            C. Scott Litten
                                            Executive Vice President-
                                            Chief Financial Officer



          Date:  June 12, 1998              /s/Brian J. Sheehan
                                            ---------------------------
                                            Brian J. Sheehan
                                            Vice President - Controller
                                            and Principal Accounting Officer

                                EXHIBIT INDEX


                   Pursuant to Item 601 of Regulation S-K



Exhibit                             Title
-------                             -----

10.9 Hills Stores Company/Hills Department Store Company Associate Stock Purchase Plan, as amended.


11              Statements regarding computation of earnings per share.


27              Financial Data Schedule.