Form 10-Q
period 1998-08-01
HILLS STORES CO /DE/
filed 1998-09-15
CIK 786877

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 1, 1998


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

    The number of shares of common stock outstanding as of August 31, 1998 was 10,420,870 shares.


                   HILLS STORES COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS
                               -----------------

                        PART I - FINANCIAL INFORMATION



FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets as of August 1, 1998,
     January 31, 1998, and August 2, 1997                                   3

     Condensed Consolidated Statements of Operations for the
     Thirteen and Twenty-six Weeks Ended August 1, 1998
     and August 2, 1997                                                     4

     Condensed Consolidated Statements of Cash Flows for the
     Twenty-six Weeks Ended August 1, 1998 and August 2, 1997               5

     Notes to Condensed Consolidated Financial Statements                   6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                         9


                        PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                                 15

ITEM 2:  CHANGES IN SECURITIES                                             15

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                  15


HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
                                           August 1,    January 31,  August 2,
(in thousands)                               1998          1998        1997
-------------------------------------------------------------------------------
                                         (unaudited)                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $   14,875    $ 37,523     $ 17,183
  Accounts receivable, net                     40,301      21,869       31,986
  Inventories                                 443,706     340,719      426,658
  Deferred and interim tax assets              46,833      26,933       46,776
  Other current assets                          5,604       5,542        5,140
                                           ----------    --------     --------
     Total current assets                     551,319     432,586      527,743

Property and equipment, net                   177,385     183,112      174,639
Property under capital leases, net            102,953     102,350      107,231
Beneficial lease rights, net                    5,698       6,081        6,465
Other assets, net                              51,254      40,748       27,173
Deferred tax asset                             28,592      28,592       21,585
Reorganization value in excess of amounts
   allocable to identifiable assets, net       86,268      89,112       94,573

                                           ----------    --------     --------
                                           $1,003,469    $882,581     $959,409
                                           ==========    ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of capital leases        $   10,943    $ 10,541     $  7,430
  Current portion of long-term debt             1,500         500            -
  Borrowings under secured credit
     facility                                 122,000           -       55,000
  Accounts payable, trade                     141,137     110,329      152,253
  Other accounts payable and accrued
     expenses                                  77,682      77,803       80,140
                                           ----------    --------     --------
       Total current liabilities              353,262     199,173      294,823

Long term debt                                203,500     204,500      195,000
Capital lease and
  other financing obligations                 144,090     144,254      151,340
Other liabilities                              97,055      98,467       99,282

Preferred stock, at mandatory redemption
  value (Note 2)                               18,086      18,209       18,429

Common shareholders' equity                   187,476     217,978      200,535
                                           ----------    --------     --------
                                           $1,003,469    $882,581     $959,409
                                           ==========    ========     ========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-----------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       Thirteen Weeks Ended        Twenty-six Weeks Ended
                                       --------------------        ----------------------

(unaudited)                            August 1,  August 2,        August 1,    August 2,
(in thousands, except per                1998       1997             1998         1997
 share amounts)
-----------------------------------------------------------------------------------------
Net sales                              $357,213    $349,269        $720,160     $702,773

Cost of sales                           271,430     263,121         535,026      519,841

Selling and administrative
  expenses                              105,231      98,344         208,553      197,524

Amortization of reorganization
  value in excess of amounts
  allocable to identifiable assets        1,422       1,463           2,844        2,925
                                       --------    --------        --------     --------
Operating loss                        (  20,870)  (  13,659)      (  26,263)   (  17,517)

Interest expense, net                 (  12,723)  (  12,060)      (  24,463)   (  23,322)
                                       --------    --------        --------     --------
Loss before income taxes              (  33,593)  (  25,719)      (  50,726)   (  40,839)

Income tax benefit (Note 4)              13,400       9,600          19,900       14,900
                                       --------    --------        --------     --------

Net loss                              ($ 20,193)  ($ 16,119)      ($ 30,826)   ($ 25,939)
                                       ========    ========        ========     ========



Basic and diluted loss per
  share (Note 5):                     ($   1.93)  ($   1.56)      ($   2.95)   ($   2.51)
                                       ========    ========        ========     ========















See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Twenty-Six Weeks Ended
                                                      -------------------------
(unaudited)                                             August 1,     August 2,
(in thousands)                                            1998          1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               ($ 30,826)    ($ 25,939)
Adjustments to reconcile net loss to net cash used
    for operating activities:
  Depreciation and amortization                           21,126        18,204
  Amortization of deferred financing costs                 1,454         1,252
  Amortization of reorganization value in excess
    of amounts allocable to identifiable assets            2,844         2,925
  Deferred and interim income taxes                    (  19,900)    (  14,900)
  Loss on disposal of fixed assets                             -            28
  Increase in accounts receivable and other
     current assets                                    (  18,493)    (   7,665)
  Increase in inventories                              ( 102,987)    (  85,181)
  Increase in accounts payable, accrued expenses
    and other liabilities                                 29,552        34,248
  Other, net                                                 127           187
                                                        --------      --------
     Net cash used for operating activities            ( 117,103)    (  76,841)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                 (   9,291)    (  13,337)
  Deferred software expenditures                       (  13,089)    (  10,183)
                                                        --------      --------
     Net cash used for investing activities            (  22,380)    (  23,520)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility, net          122,000        55,000
Principal payments under capital lease and other
  financing obligations                                (   5,165)    (   3,124)
Other financing activities                                     -     (     495)
                                                        --------      --------
     Net cash provided by financing activities           116,835        51,381
                                                        --------      --------
Net decrease in cash and cash equivalents              (  22,648)    (  48,980)

Cash and cash equivalents at beginning of period          37,523        66,163
                                                        --------      --------
Cash and cash equivalents at end of period              $ 14,875      $ 17,183
                                                        ========      ========

NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease investments and obligations               $  5,403      $      -
                                                        ========      ========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

During the twenty-six weeks ended August 1, 1998, Hills Stores Company (the "Company") operated, through its wholly owned subsidiary Hills Department Store Company ("HDSC"), a chain of 155 discount department stores located primarily in the Great Lakes and Ohio Valley regions of the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

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

2.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
    -------------------------------------------------

During the twenty-six weeks ended August 1, 1998, 6,177 shares of the Company's Series A Convertible Preferred Stock ($20 mandatory redemption value) were converted to the Company's Common Stock on a share for share basis.

3.  INTEREST EXPENSE
    ----------------

Interest expense is stated net of the following (in thousands):
<catpion>
                                 Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                 --------------------     ----------------------
                                 August 1,  August 2,     August 1,    August 2,
                                   1998       1997          1998         1997
Interest income                   $   19     $   58        $   54       $  475
Capitalized interest                 660        236         1,270          346
                                  ------     ------        ------       ------
Total for each period             $  679     $  294        $1,324       $  821
                                  ======     ======        ======       ======

Capitalized interest relates to the Company's program to replace its primary information systems ocurring in fiscal years 1997 through 1999.

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  INCOME TAX BENEFIT
    ------------------

The Company calculates its provision for interim income taxes in accordance with Accounting Principles Board Opinion No. 28. This usually calls for the application of the estimated full year tax rate to interim pretax accounting income. In circumstances when the usual approach would cause an unrealistically high interim tax benefit rate or other unreasonable tax results (which is the case for the interim periods of fiscal years 1998 and 1997), the interim tax provision is calculated by applying the appropriate Federal and State statutory tax rates to taxable book income. The Company expects to employ this approach until it is no longer reasonably possible that an unreasonably large interim tax benefit rate would occur. The measurement of interim income taxes has no effect on the amount of income tax expense for the full year.

5.  EARNINGS PER SHARE
    ------------------

Statement of Financial Accounting Standards Number 128, "Earnings per Share" ("FAS 128") requires the presentation of "basic" earnings per share (income applicable to common shareholders divided by the weighted-average number of common shares outstanding during the period) and "diluted" earnings per share (which gives effect to all dilutive potential common shares that were outstanding during the period). All prior-period earnings per share data have been restated to conform to FAS 128. Basic and diluted earnings per share are the same for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997, as all common stock equivalents are antidilutive, due to the net loss incurred during these periods.

Basic loss per share for the thirteen week periods ended August 1, 1998 and August 2, 1997 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,460,584 and 10,358,807 shares, respectively.

Basic loss per share for the twenty-six week periods ended August 1, 1998 and August 2, 1997 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,454,500 and 10,353,394 shares, respectively.

If the impact would be dilutive, the following securities would be included in the calculation of diluted earnings per share: preferred stock, stock options, series 1993 Warrants and stock rights.

6.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

In September 1995, the Company and HDSC filed a suit in the Court of Chancery of the State of Delaware against the former members of the Board of Directors (the "Former Directors") of the Company. That action seeks, among other things, recovery of damages caused by the breach by the Former Directors of their fiduciary duties to shareholders arising from the refusal of the Former Directors to approve the change in control which took place on July 5, 1995

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 1995, in the Court of Chancery of the State of Delaware, three shareholders of the Company, Gayle Dolowich, Ivan J. Dolowich and Joseph Weiss, filed a class action lawsuit (the "Dolowich suit") against the seven new directors of the Company elected at the 1995 annual meeting, Dickstein Partners Inc. ("Dickstein Partners") and the Company. In November 1995, the plaintiffs amended their complaint to include a shareholder's derivative cause of action against the Former Directors for breach of their fiduciary duties to the Company and its shareholders. In the amended complaint, the plaintiffs claim (under
Section 225 of the Delaware Corporation Code) that in connection with Dickstein Partners effort to solicit proxies in support of the election of its nominees for directors of the Company, Dickstein Partners issued a number of false and misleading statements regarding its offer to acquire all of the Company's shares it did not already own. On the Section 225 claim, the plaintiffs seek an order nullifying the election of directors and declaring there has been "no change of control" of the Company. The derivative cause of action seeks damages against the Former Directors. In January 1996, in the same Delaware Chancery Court, another shareholder, Peter M. Fusco, filed a substantially similar class action and shareholder derivative suit (the "Fusco suit") against the parties named in the Dolowich suit. The Former Directors filed a motion to dismiss the Dolowich and Fusco suits, and in March 1997 the court denied that motion.

The Company is also involved in various suits and claims in the ordinary course of business.

Management does not believe that the disposition of such suits and claims will have a material adverse effect upon the continuing operations and financial position of the Company.

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain disclosures contained in this document include forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that any expectations will be attained. Among the factors that could cause actual results to differ materially are the following: general economic conditions, consumer demand, consumer preferences and weather patterns in the Great Lakes and Ohio River Valley regions of the Unites States where the Company has the majority of its stores; competitive factors, including continuing pressure from pricing and promotional activities of major competitors; impact of excess retail capacity and the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks, including potential disruptions and duties, tariffs and quotas on imported merchandise; acquisition and divestment activities; potential year 2000 disruption, whether directly resulting from the state and costs of internal preparation or indirectly resulting from the impact of year 2000 on customers and/or suppliers; and other factors that may be described in this document.

RESULTS OF OPERATIONS

QUARTER ENDED AUGUST 1, 1998 COMPARED WITH
      QUARTER ENDED AUGUST 2, 1997

Net sales and comparable store sales increased by 2.3% compared with the same period in 1997. The Company generated above-average sales increases in home categories, which were partially offset by weaker sales in toys, apparel and other seasonal merchandise. During the quarter, the Company added two advertising circulars compared with the prior year, and reinstated a "free" back-to-school layaway promotion not run in 1997.

Cost of sales as percentage of sales was 76.0% in the second quarter of fiscal year 1998 compared with 75.3% in the second quarter of fiscal year 1997. Gross profit decreased by $0.4 million, and decreased as a percentage of sales by 0.7%. These decreases were primarily due to higher interim inventory shortages in the second quarter this year.

Selling and administrative expenses, including depreciation and amortization, increased as a percentage of sales to 29.5% in the current quarter compared with 28.2% in the second quarter of 1997. Selling and administrative expenses excluding depreciation increased to 26.6% of sales in the second quarter of fiscal year 1998 from 25.6% in the same period in 1997, as a result of increased advertising costs, duplicative system migration costs and increased payroll costs. Noncash depreciation and amortization for the second quarter increased by approximately $1.2 million resulting from the Company's investment programs.

Net interest expense increased by $0.7 million primarily due to increased borrowings under the Company's secured credit facility.

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

The effective tax benefit rate was 39.9% in the second quarter of fiscal year 1998 compared with a rate of 37.3% in the second quarter of fiscal year 1997. See Note 4 of Notes to Condensed Consolidated Financial Statements.

TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 COMPARED WITH
TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

Net sales and comparable store sales increased by 2.5% compared with the same period in 1997. Sales increases in home categories were partially offset by weaker sales in toys and apparel. During the first six months, the Company added four advertising circulars compared with the prior year and reinstated a "free" back-to-school layaway promotion not run in 1997.

Cost of sales as a percentage of sales increased to 74.3% compared with 74.0% for the same period in 1997. Gross profit decreased by $2.2 million or 0.3%. These decreases were primarily due to higher interim inventory shortages this year.

Selling and administrative expenses, including depreciation and amortization, increased as a percentage of sales to 29.0% in the first half of 1998 from 28.1% in the same period of 1997. Selling and administrative expenses excluding depreciation increased to 26.1% from 25.6% in the same period in 1997 due to duplicative system migration costs, increased advertising, and higher payroll costs. Noncash depreciation and amortization increased during the period by approximately $2.9 million as a result of the Company's investment programs.

Net interest expense increased by $1.1 million, primarily due to increased borrowings under the Company's secured credit facility.

The Company's effective tax benefit rate was 39.2% for the twenty-six weeks ended August 1, 1998 compared with a rate of 36.5% for the twenty-six weeks ended August 2, 1997. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities was $117.1 million for the twenty-six weeks ended August 1, 1998 compared with a use of $76.8 million for the same period last year, an increase of $40.3 million. This was primarily due to a decrease of approximately $6 million in operating cash flow, or EBITDA (earnings/loss before interest, taxes, depreciation and amortization), an increase of approximately $11 million in layaway receivables in July 1998, and a larger increase in inventory together with a smaller increase in trade payables, in the first six months of 1998 compared with the same period of 1997. The larger inventory increase in 1998 resulted from the run-off of excess inventories in fiscal year 1997 that were on hand at the end of fiscal year 1996, together with a larger build-up of certain basic inventories in July 1998. The smaller trade payables increase resulted primarily from a shift in the flow of merchandise in 1998 to imported merchandise requiring letters of credit.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used for investing activities was $22.4 million compared with $23.5 million in the first half of 1997, a $1.1 million decrease. An increase in expenditures related to the Company's information systems replacement program was offset by a reduction in other capital expenditure programs. Fixed asset capital spending decreased to $9.3 million in the first six months of fiscal year 1998 compared with $13.3 million in the same period of 1997, while deferred software expenditures increased to $13.1 million in the first half of 1998 compared with $10.2 million last year. During fiscal year 1998, capital expenditures are expected to approximate $29 million including approximately
$9 million of non-cash acquisitions which the Company expects to finance by capital leases, and deferred software expenditures are expected to approximate $34 million including approximately $3 million of capitalized interest. The Company relocated one store during the second quarter of fiscal year 1998 and expects to open no new stores during the year.

Net cash provided by financing activities was $116.8 million in the first half of fiscal 1998 compared with $51.4 million in the same period a year ago, a $65.4 million increase. The increase was due to reduced beginning of the year cash balances in fiscal year 1998 compared with fiscal year 1997 and the increased use of funds for operating activities which required increased borrowings under the secured credit facility in fiscal year 1998. During the first half of fiscal year 1998, average revolving borrowings under the secured credit facility were $50.3 million at an average interest rate of 8.1% compared to $12.1 million at an interest rate of 8.3% for the same period in 1997.
Excess credit availability under the revolving credit facility at August 1, 1998 was approximately $83 million compared with approximately $111 million at August 2, 1997. Subsequent to August 1, 1998, the Company sold and leased-back certain equipment at original cost of approximately $0.8 million.

The Company's systems replacement program is designed to replace the Company's outdated mainframe systems, including certain host-connected store systems and certain other office systems. The program is intended to provide benefits in improved operating efficiencies, improved data integrity and improved information access, through new and improved process functionality included in new application programs, and through upgraded data management and systems infrastructure. While the systems replacement program was not initiated specifically for correcting year 2000 (Y2K) "bugs," the systems replacement program eliminates the need for specific Y2K corrections for the impacted systems being replaced, which represents the majority of the Company's information and data processing systems.

The Company's systems replacement program was initiated at the end of fiscal year 1996, following a planning engagement by a major systems consulting organization. The consultants initially informed the Company that there was a high probability that substantial completion could be achieved in 1998 as a result of the plan to install a specific collection of unmodified, slightly or moderately modified third-party package systems. However, during late 1997 and early 1998, the Company experienced difficulty in acquiring the contractors and staff needed to install portions of the new systems, and there were delays in the integration, testing and installation of certain elements of the new systems. The Company has taken corrective action, including obtaining an

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

independent assessment of steps that can be implemented to further assure the program's timely success. As of early September 1998, the Company has:

* installed and is increasing its use of most of its new systems infrastructure, including most office processors, office and store servers, networks, client workstations, data storage and backup devices, and operating systems and systems management software,
* previously deployed or during the fall of 1998 will deploy most of its new support systems, primarily its finance-related and payroll/human resource systems,
*       begun deployment of the first merchandise system component, and
* finalized or is nearing completion of modifications and interfaces for the remaining systems components (primarily merchandise-related).

For these remaining systems, data conversion has begun, a portion of initial testing remains to be completed in the fall of 1998, which is to be followed in the fall/winter of 1998 by systems integration testing, completion of data conversion, and pilot testing. The Company currently anticipates deployment of these remaining new system components and the completion of the training of impacted Company personnel in their use not later than mid-1999.

The systems replacement program investment to date through August 1, 1998, and projected remaining spending for the systems replacement program, is as follows (in millions):

                                                       Additional
                                        To Date        Projected         Total
                                        -------        ----------       -------
Hardware capital expenditures           $  11.7         $   1.0         $  12.7
Deferred software expenditures             36.6            29.6            66.2
                                        -------         -------         -------
Subtotal                                   48.3            30.6            78.9
Less - expenditures financed by             3.1             1.0             4.1
       capital leases                   -------         -------         -------
Net cash program expenditures           $  45.2         $  29.6         $  74.8
                                        =======         =======         =======

Expenditures to complete the information systems replacement program are estimated at approximately $20 million for the balance of fiscal year 1998, and approximately $10 million in fiscal year 1999.

In addition, the Company has acquired certain additional computer equipment for this program (with an initial value if purchased of approximately $6.2 million) through operating lease transactions for periods less than the economic lives of of the equipment. Following the period of systems duplication that continues into mid-1999, rents for this equipment will supplant rents for the replaced equipment.

The Company believes that its credit arrangements, together with cash from operations, will enable the Company to maintain the liquidity necessary to finance its continuing operations and its capital and systems expenditure requirements.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In connection with the Company's information systems replacement program, the Company is implementing a program designed to assure that all new and continuing systems are capable of year 2000 ("Y2K") compliance, including upgrades to the continuing systems, as needed. The cost of most of such upgrades are generally covered by on-going third party software maintenance agreements. Additional Y2K systems remediation cost, primarily for the Company's store point-of-sale (POS) system, is not currently anticipated to exceed $2 million. To address the Y2K needs of the store POS control equipment as well as to improve its function-ality, the Company has decided to accelerate the replacement of the existing control equipment (which is currently leased or owned for negligible cost) with new leased equipment. The vendors for the POS remediation and control equipment upgrade have been selected, detailed design work is under way, and completion is targeted for late summer 1999. The POS remediation and control equipment upgrade is not a component of the general mainframe systems replacement program.

The Company is also taking steps to test, and assess its exposure and related alternatives and costs, if any, to resolve potential non-systems Y2K problems.

The Company is initiating steps in a program to communicate with its merchandise and service vendors, for the purpose of limiting its exposure to vendors who may be Y2K noncompliant. In connection with this program, the Company expects to undertake contingency plans, if necessary, for the shifting of merchandise orders to vendors who can demonstrate Y2K readiness most clearly, as well as to find alternative methods of interacting with any key vendors who may need assistance should they have Y2K difficulties. Testing is under way to validate incoming and outgoing electronic data interchange (EDI) commerce with EDI partners. The Company does not currently have other contingency plans for direct (internal) or indirect (external) Y2K disruption, but intends to address such contingency plans as its evaluation progresses regarding its internal Y2K plans and as it obtains additional information regarding the readiness of its merchandise and service vendors and lenders.

Because the old systems being replaced are not Y2K compliant, a substantial delay in conversion to the new systems or improper functioning of the new, remediated or upgraded systems could severely disrupt the Company's ability to process merchandise orders, receive goods, pay its vendors, and/or service and sell to its customers. In addition, if a significant number of the Company's merchandise and service vendors or lenders are directly or indirectly negatively impacted by Y2K noncompliance, the Company could suffer similar adverse effects. While the Company can not quantify the probability or possible degree of impact on the Company's business operations should signficant direct or indirect Y2K disruptions occur, a significant disruption could result in the Company's available liquidity falling short of its cash requirements to support its operations and service its debt.

As a contingency should the successful, timely completion of the Company's systems replacement program become unacceptably uncertain, the Company is employing an independent consultant to provide assistance in assessing the feasibility of alternative strategies for meeting the Y2K deadline. The consultant has advised the Company that, based on the consultant's initial

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

review of the alternatives (the initial conclusions of which are subject to more detailed investigation), the successful transition to an alternative solution during the Fall of 1998 would probably be feasible. Accordingly, an updated assessment by the consultant and management is scheduled for that time regarding the status of the systems replacement program, the separate Y2K preparations, and the alternative strategies.

The terms of the Company's secured credit facility and senior notes limit the ability of the subsidiaries to pay dividends. Any or all of the restrictions, limitations or contingencies under the secured credit facility and the senior note indenture, as well as the Company's leverage, could adversely affect the Company's ability to obtain additional financing in the future, to make capital expenditures, to effect store expansions, to make acquisitions, to take advantage of business opportunities that may arise, and to withstand adverse general economic and retail industry conditions and increased competitive pressures. Retail suppliers and their factors monitor carefully the financial performance of retail companies such as the Company, and may reduce credit availability quickly upon learning of actual or perceived deterioration in the financial condition or results of operations of a retail company.

                        PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS
-------       -----------------

See Note 6 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.       CHANGES IN SECURITIES
-------       ---------------------

During the quarter ended August 1, 1998, the Company issued 1,077 shares of Common Stock, par value $.01 per share (the "Common Shares"), upon the conversion of 1,077 shares of Series A Convertible Preferred Stock, par value $.10 per share (the "Series A Preferred Shares"). The Series A Preferred Shares were issued pursuant to the exemption from registration set forth in Section 1145(a) of the Federal Bankruptcy Code, and the Common Shares were issued pursuant to the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended. In addition, during the quarter ended August 1, 1998, the Company issued 26,295 shares of Common Stock in connection with the Hills Stores Company/Hills Department Store Company Associate Stock Purchase Plan.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------       ---------------------------------------------------

The Company held its Annual Meeting of Shareholders on June 17, 1998.  At the
Annual Meeting, the following directors, comprising the entire Board, were elected for one year terms:
     NOMINEE                     VOTES FOR         VOTES WITHHELD
     -------                     ---------         --------------
     Chaim Y. Edelstein          9,320,812             344,121
     Gregory K. Raven            9,322,812             342,121
     Stanton J. Bluestone        9,315,887             349,046
     John W. Burden III          9,317,750             347,183
     Alan S. Cooper              8,872,950             791,983
     Mark B. Dickstein           8,818,885             846,048
     Samuel L. Katz              8,833,807             831,126
     Richard E. Montag           9,315,275             349,658

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
------        --------------------------------

a.            The following documents are filed as part of this report:
   1
3.1           Amended and Restated Certificate of Incorporation of the Company,
              as amended.
   2
3.2           Amended and Restated By-Laws of the Company.
   3
4.1 Certificate of the Voting Powers, Preferences and other designated attributes of the Series A Convertible Preferred
              Stock of the Company.
   4
4.2           Form of Series 1993 Stock Right.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)
-------        --------------------------------------------
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

10.4  *       Amendment dated as of August 1, 1998 to the Consulting Agreement with Chaim Y. Edelstein.
    12
10.5  *       Employment Agreement made as of November 19, 1996 with Michael
              R. Hamilton.
    13
10.6  *       Employment Agreement made as of July 22, 1997 with Frederick L.
              Angst.
    14
10.7  *       Employment Agreement made as of November 11, 1997 with C. Scott
              Litten.
    15
10.8  *       1993 Incentive and Nonqualified Stock Option Plan, as amended.
    10
10.9  *       1996 Directors Stock Option Plan.
    16
10.10 *       Hills Stores Company/Hills Department Store Company Associate
              Stock Purchase Plan, as amended.

11            Statements regarding computation of per share earnings.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)
------        --------------------------------------------

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

14. Incorporated by reference from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 1, 1997.

15. Incorporated by reference from the Company's definitive proxy materials dated May 5, 1997.

16. Incorporated by reference from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 2, 1998.

b.            Reports on Form 8-K.

              None.

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HILLS STORES COMPANY



         Date: September 15, 1998          /s/C. Scott Litten
                                           ---------------------------
                                           C. Scott Litten
                                           Executive Vice President-
                                           Chief Financial Officer



         Date: September 15, 1998          /s/Brian J. Sheehan
                                           ---------------------------
                                           Brian J. Sheehan
                                           Vice President - Controller
                                           and Principal Accounting Officer

                                EXHIBIT INDEX

                  Pursuant to Item 601 of Regulation S-K




Exhibit                            Title
-------                            -----
  10.4        Amendment dated as of August 1, 1998 to the Consulting
              Agreement with Chaim Y. Edelstein.

  11          Statements regarding computations of earnings per share.

  27          Financial Data Schedule.

