Form 10-Q
period 1998-10-31
HILLS STORES CO /DE/
filed 1998-12-15
CIK 786877

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1998


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

    The number of shares of common stock outstanding as of November 30, 1998 was 10,420,870 shares.


                   HILLS STORES COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS
                               -----------------

                        PART I - FINANCIAL INFORMATION



FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheets as of October 31, 1998,
     January 31, 1998, and November 1, 1997                                 3

     Condensed Consolidated Statements of Operations for the
     Thirteen and Thirty-nine Weeks Ended October 31, 1998
     and November 1, 1997                                                   4

     Condensed Consolidated Statements of Cash Flows for the
     Thirty-nine Weeks Ended October 31, 1998 and November 1, 1997          5

     Notes to Condensed Consolidated Financial Statements                   6


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                11
AND RESULTS OF OPERATIONS


                        PART II - OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS                                                 19

ITEM 2:  CHANGES IN SECURITIES                                             19

ITEM 5:  OTHER INFORMATION                                                 19

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                  19


HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
                                          October 31,   January 31,  November 1,
(in thousands)                               1998          1998         1997
--------------------------------------------------------------------------------
                                         (unaudited)                (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $   17,070    $ 37,523     $   20,078
  Accounts receivable, net                     47,513      21,869         63,737
  Inventories                                 552,079     340,719        522,118
  Deferred and interim tax assets                   -      26,933         57,372
  Other current assets                          5,847       5,542          5,184
                                           ----------    --------     ----------
     Total current assets                     622,509     432,586        668,489

Property and equipment, net                   176,231     183,112        175,201
Property under capital leases, net            102,178     102,350        104,791
Beneficial lease rights, net                    5,506       6,081          6,273
Other assets, net                              64,296      40,748         35,462
Deferred tax asset                                  -      28,592         13,289
Reorganization value in excess of amounts
   allocable to identifiable assets, net       84,846      89,112         93,110
                                           ----------    --------     ----------
                                           $1,055,566    $882,581     $1,096,615
                                           ==========    ========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of capital leases        $   11,693    $ 10,541     $    8,580
  Current portion of long-term debt                 -         500              -
  Borrowings under secured credit
     facility (Note 3)                        224,000           -        136,000
  Accounts payable, trade                     188,128     110,329        202,556
  Other accounts payable and accrued
     expenses                                  91,732      77,803         86,398
                                           ----------    --------     ----------
       Total current liabilities              515,553     199,173        433,534

Long-term debt                                195,000     204,500        195,000
Capital lease and
  other financing obligations                 143,900     144,254        148,608
Other liabilities                              90,456      98,467        104,366

Preferred stock, at mandatory redemption
  value (Note 4)                               18,086      18,209         18,317

Common shareholders' equity                    92,571     217,978        196,790
                                           ----------    --------     ----------
                                           $1,055,566    $882,581     $1,096,615
                                           ==========    ========     ==========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
---------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                       ------------------------      ------------------------

(unaudited)                            October 31,  November 1,      October 31,  November 1,
(in thousands, except per                 1998         1997             1998         1997
 share amounts)
---------------------------------------------------------------------------------------------
Net sales                              $399,720     $434,555         $1,119,879   $1,137,328

Cost of sales                           293,915      319,454            828,940      839,295

Selling and administrative
  expenses                              115,125      106,648            323,678      304,172

Amortization of reorganization
  value in excess of amounts
  allocable to identifiable assets        1,422        1,463              4,266        4,388
                                       --------     --------         ----------   ----------
Operating earnings (loss)             (  10,742)       6,990        (    37,005) (    10,527)

Interest expense, net (Note 5)        (  14,942)   (  13,236)       (    39,406) (    36,558)
                                       --------     --------         ----------   ----------
Loss before income taxes              (  25,684)   (   6,246)       (    76,411) (    47,085)

Income tax benefit
 (provision)(Note 6)                  (  69,500)       2,300        (    49,600)      17,200
                                       --------     --------         ----------   ----------

Net loss                              ($ 95,184)   ($  3,946)       ($  126,011) ($   29,885)
                                       ========     ========         ==========   ==========



Basic and diluted loss per
  share (Note 7):                     ($   9.08)   ($   0.38)       ($    12.04) ($     2.87)
                                       ========     ========         ==========   ==========












See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Thirty-Nine Weeks Ended
                                                      -------------------------
(unaudited)                                           October 31,   November 1,
(in thousands)                                           1998          1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              ($126,011)    ($ 29,885)
Adjustments to reconcile net loss to net cash
    used for operating activities:
  Depreciation and amortization                          30,666        27,523
  Amortization of deferred financing costs                1,129         1,883
  Amortization of reorganization value in excess
    of amounts allocable to identifiable assets           4,266         4,388
  Deferred and interim income taxes                      55,525     (  16,085)
  Loss on disposal of fixed assets                            -            67
  Increase in accounts receivable and other
     current assets                                   (  25,949)    (  39,460)
  Increase in inventories                             ( 211,360)    ( 180,641)
  Increase in accounts payable, accrued expenses
    and other liabilities                                83,984        94,749
  Other, net                                                489            82
                                                       --------      --------
     Net cash used for operating activities           ( 187,261)    ( 137,379)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                (  14,765)    (  20,298)
  Deferred software expenditures                      (  26,228)    (  19,018)
                                                       --------      --------
     Net cash used for investing activities           (  40,993)    (  39,316)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings under revolving credit facility, net         224,000       136,000
Principal payments under capital lease and other
  financing obligations                               (   6,199)    (   4,706)
Payment of term note                                  (  10,000)            -
Other financing activities                                    -     (     684)
                                                       --------      --------
     Net cash provided by financing activities          207,801       130,610
                                                       --------      --------
Net decrease in cash and cash equivalents             (  20,453)    (  46,085)

Cash and cash equivalents at beginning of period         37,523        66,163
                                                       --------      --------
Cash and cash equivalents at end of period             $ 17,070      $ 20,078
                                                       ========      ========

NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease investments and obligations              $  6,998      $      -
                                                       ========      ========

See Notes to Condensed Consolidated Financial Statements

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

During the thirty-nine weeks ended October 31, 1998, Hills Stores Company (the "Company") operated, through its wholly owned subsidiary Hills Department Store Company ("HDSC"), a chain of 155 discount department stores located primarily in the Great Lakes and Ohio Valley regions of the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

The accompanying unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles nor those normally made in the Company's annual Form 10-K filing. Reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company's business is seasonal in nature and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The fourth quarter of each fiscal year provides the most significant portion of the Company's annual sales and most or all of its operating earnings, with operating earnings particularly concentrated in the Christmas selling season.

2.  TENDER OFFER AND PROPOSED MERGER
    --------------------------------

On November 12, 1998, the Company signed a definitive agreement with HSC Acquisition Corp. and Ames Department Stores, Inc. (Ames) providing for the acquisition of the Company by Ames. That transaction is contingent on Ames' successful completion of its tender offer to the Company's shareholders and noteholders, and on Ames successfully obtaining final financing, and on regulatory approval and other customary closing conditions. The Board of Directors of the Company has recommended that the Company's stockholders tender their shares to Ames in the offer.

3.  SECURED CREDIT FACILITY AND RECENT DEVELOPMENTS
    -----------------------------------------------

On September 30, 1998, the Company and its lenders modified the terms of its secured credit facility increasing the facility to $340 million from $300 million. Other enhancements include an increased advance rate, improvements in the calculation of eligible assets on which to base maximum borrowings, the elimination of the annual "clean-up" requirement, and a modest improvement in interest rate brackets.

Effective October 31, 1998, the Company and its lenders further modified the terms of its secured credit facility to amend the definition of actual "adjusted tangible net worth" to increase the calculation of actual adjusted tangible net worth by the amount of non-cash valuation reserves applicable to deferred and interim tax assets.

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  SECURED CREDIT FACILITY AND RECENT DEVELOPMENTS (CONTINUED)
    -----------------------------------------------------------

The Company has since mid-1998 experienced a substantial erosion in sales and a resulting substantial erosion in operating results and cash flow. Sales in the third quarter of fiscal year 1998 declined by approximately 8%, sales for November declined by approximately 10%, and sales in the first two weeks of December declined by approximately 13%. These declines have resulted in the need to increase substantially the Company's use of and reliance on its secured credit facility, made possible, in part, through the recent agreed modifications to the facility.

Based on recent operating trends, the Company expects that it will fail the rolling twelve months cash flow maintenance covenant effective as of the end of the current fiscal year on January 30, 1999, as required by its secured credit facility. Such non-compliance, absent a waiver by the secured lenders, would constitute an event of default under the agreement. The prospect of such non-compliance could also be deemed to constitute a material adverse effect, resulting in an event of default. An event of default would result in potential acceleration of repayment by the lenders, among other remedies available.

The Company's Senior Notes indenture and certain other obligations of the Company contain cross-default provisions, which might also cause repayment acceleration of the Senior Notes or other obligations due to an event of default under the secured credit facility.

If the Ames tender offer is not successful (see Note 2 above), and the Company's recent operating trends continue, there is a substantial prospect that the Company would be required to seek protection under federal bankruptcy laws in the near term.

4.  HILLS STORES SERIES A CONVERTIBLE PREFERRED STOCK
    -------------------------------------------------

During the thirty-nine weeks ended October 31, 1998, 6,178 shares of the Company's Series A Convertible Preferred Stock ($20 mandatory redemption value) were converted to the Company's Common Stock on a share for share basis.

5.  INTEREST EXPENSE
    ----------------

Interest expense is stated net of the following (in thousands):

                               Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                              ----------------------    ------------------------
                              October 31, November 1,   October 31,  November 1,
                                 1998        1997          1998         1997
Interest income                 $   23      $   41       $   77        $  467
Capitalized interest               155         353        1,427           699
                                ------      ------       ------         -----
Total for each period           $  178      $  394       $1,504        $1,166
                                ======      ======       ======         =====

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  INTEREST EXPENSE (CONTINUED)
    ----------------------------

Capitalized interest relates to the Company's program to replace its primary information systems occurring in fiscal years 1997 through 1999.

6.  INCOME TAXES
    ------------

Income tax benefit (provision) consisted of the following (in thousands):

                             Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                            ------------------------   -------------------------
                            October 31,  November 1,   October 31,   November 1,
                                1998        1997          1998          1997
Interim tax benefit
  related to losses
  before income taxes        $10,000      $2,300         $29,900      $17,200

Reversal of accrued tax
  liabilities                  5,925           -           5,925            -

Valuation allowances on
  deferred and interim tax
  assets                    ( 85,425)          -        ( 85,425)           -
                             -------      ------         -------      -------
Total                       ($69,500)     $2,300        ($49,600)     $17,200
                             =======      ======         =======      =======

As the result of substantial resolution of a federal tax audit covering fiscal years 1991-1993, the Company has determined that certain previously recorded tax liabilities are no longer required. Accordingly, effective October 31, 1998, the Company reversed approximately $5.9 million of accrued tax liabilities (previously included in Other liabilities - noncurrent) that had been established after October 4, 1993, the effective date of confirmation of the Company's Plan of Reorganization in its Chapter 11 bankruptcy proceedings ("Emergence Date").

Effective October 31, 1998, the Company recorded valuation allowances of approximately $85.4 million on all post-emergence deferred and interim tax assets. These allowances were established to reflect the Company's opinion that the realization of the deferred tax assets is uncertain as a result of continuing sales declines and related pre-tax losses.

The Company calculates its provision for interim income taxes (before valuation allowance) in accordance with Accounting Principles Board Opinion No. 28. This usually calls for the application of the estimated full year tax rate to interim pretax accounting income. In circumstances when the usual approach would cause an unrealistically high interim tax benefit rate or other unreasonable tax results (which is the case for the interim periods of fiscal years 1997 and 1998), the interim tax provision is calculated by applying the appropriate Federal and State statutory tax rates to taxable book income. The Company expects to employ this approach until it is no longer reasonably possible that

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES (CONTINUED)
    -----------------------

an unreasonably large interim tax benefit (before valuation allowance) rate would occur. The measurement of interim income taxes has no effect on the amount of income tax expense for the full year.

7.  EARNINGS PER SHARE
    ------------------

Statement of Financial Accounting Standards Number 128, "Earnings per Share" ("FAS 128") requires the presentation of "basic" earnings per share (income applicable to common shareholders divided by the weighted-average number of common shares outstanding during the period) and "diluted" earnings per share (which gives effect to all dilutive potential common shares that were outstanding during the period). All prior-period earnings per share data have been restated to conform to FAS 128. Basic and diluted earnings per share are the same for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997, as all common stock equivalents are antidilutive, due to the net loss incurred during these periods.

Basic loss per share for the thirteen week periods ended October 31, 1998 and November 1, 1997 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,484,033 and 10,413,708 shares, respectively. Basic loss per share for the thirty-nine week periods ended October 31, 1998 and November 1, 1997 was computed based on the weighted average number of common shares assumed to be outstanding during the period of 10,464,345 and 10,373,499 shares, respectively.

If the impact would be dilutive, the following securities would be included in the calculation of diluted earnings per share: preferred stock, stock options, series 1993 Warrants and stock rights.

8.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

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

In April 1997, three of the Former Directors, Michael Bozic, Norman S. Matthews and John G. Reen, filed a counterclaim against the Company and the seven replacement directors seeking damages of not less than $2.5 million for breach of contract, unjust enrichment and intentional interference with contractual relations arising out of allegations that the Company improperly failed to honor their request to exercise stock options. The Company believes the counterclaim

HILLS STORES COMPANY AND SUBSIDIARIES
------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    -----------------------------------------

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

RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 1998 COMPARED WITH
      QUARTER ENDED NOVEMBER 1, 1997

Net sales and comparable store sales decreased by 8.0% compared with the same period in 1997. The Company generated weaker than average sales in nearly every major merchandising category, led by larger declines in sales of apparel, toys and electronics. During the quarter, the Company added one additional advertising circular compared with the prior year.

Cost of sales as a percentage of sales was 73.5% in the third quarter of fiscal year 1998 and fiscal year 1997. Gross profit decreased by $9.3 million, primarily because of the decline in sales volume. An improvement in margin rate from lower merchandise procurement costs was offset by increased promotional markdowns.

Selling and administrative expenses, including depreciation and amortization, increased as a percentage of sales to 28.8% in the current quarter compared with 24.5% in the third quarter of 1997. Selling and administrative expenses excluding depreciation increased to 26.2% of sales in the third quarter of fiscal year 1998 from 22.5% in the same period in 1997 primarily as a result of the decline in sales, and also increased by $6.8 million as the result of approximately $2.5 million of severance and other payments incurred as the result of management changes at the end of the quarter, duplicative system migration costs, and increased advertising and payroll costs. Noncash depreciation and amortization for the third quarter increased by approximately $1.7 million resulting from the Company's investment programs.

Net interest expense increased by $1.7 million primarily due to increased borrowings under the Company's secured credit facility.

The Company reflected a tax charge of $69.5 million in the third quarter of

HILLS STORES COMPANY AND SUBSIDIARIES
-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 1998 COMPARED WITH
      QUARTER ENDED NOVEMBER 1, 1997 (CONTINUED)

fiscal 1998 as a result of recording valuation allowances against deferred and interim tax assets. The effective tax benefit rate was 36.8% in the third quarter of fiscal year 1997. See Note 6 of Notes to Condensed Consolidated Financial Statements.

THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 COMPARED WITH
THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

Net sales and comparable store sales decreased by 1.5% compared with the same period in 1997. Sales increases in seasonal goods, housewares and home categories were offset by sales decreases in apparel, toys and electronics. During the first nine months the Company added three advertising circulars compared with the prior year and reinstated a "free" back to school layaway promotion not run in 1997.

Cost of sales as a percentage of sales increased to 74.0% compared with 73.8% for the same period in 1997. Gross profit decreased by $7.1 million or 2.5%. The decrease in rate was primarily due to higher interim inventory shortages this year and increased promotional markdowns, during the third quarter of 1998 offset by an improvement in margin rate from lower merchandise procurement costs.

Selling and administrative expenses, including depreciation and amortization, increased as a percentage of sales to 28.9% in the first nine months of 1998 from 26.7% in the same period of 1997. Selling and administrative expenses excluding depreciation increased to 26.1% from 24.4% in the same period in 1997 due to duplicative system migration costs, increased advertising, higher payroll costs and as a result of the decline in sales. Noncash depreciation and amortization increased during the period by approximately $4.5 million as a result of the Company's investment programs.

Net interest expense increased by $2.8 million, primarily due to increased borrowings under the Company's secured credit facility, partially offset by a decrease in interest on capital leases and other financing agreements and by increased capitalized interest.

The Company reflected a tax charge of $49.6 million for the thirty-nine weeks ended October 31, 1998 as a result of recording valuation allowances against deferred and interim tax assets. The Company's effective tax benefit rate was 36.5% for the thirty-nine weeks ended November 1, 1997. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

RECENT DEVELOPMENTS

The Company has since mid-1998 experienced a substantial erosion in sales and a resulting substantial erosion in operating results and cash flow. Sales in the third quarter of fiscal year 1998 declined by approximately 8%, sales for

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

RECENT DEVELOPMENTS (CONTINUED)

November declined by approximately 10%, and sales in the first two weeks of December declined by approximately 13%. These declines have resulted in the need to increase substantially the Company's use of and reliance on its secured credit facility, made possible, in part, through recent agreed modifications to the facility by increasing the total credit line, by increasing advance rates, by modifying certain financial covenants, and by eliminating the year-end clean-up requirement. (See Note 3 to the Consolidated Financial Statements).

Based on recent operating trends, the Company expects that it will fail the rolling twelve months cash flow maintenance covenant effective as of the end of the current fiscal year on January 30, 1999, as required by its secured credit facility. Such non-compliance, absent a waiver by the secured lenders, would constitute an event of default under the agreement. The prospect of such non-compliance could also be deemed to constitute a material adverse effect, resulting in an event of default. An event of default would result in potential acceleration of repayment by the lenders, among other remedies available.

The Company's Senior Notes indenture and certain other obligations of the Company contain cross-default provisions, which might also cause repayment acceleration of the Senior Notes or other obligations due to an event of default under the secured credit facility.

Through November 1998, the Company had minimal disruption of merchandise shipments, although selected vendors restricted credit availability to varying degrees, usually by reducing dating terms or by reducing the maximum amounts of credit lines. In early December, the Company began to experience a more pronounced merchandise shipping disruption on the part of a more significant number of vendors, although overall in-stock position remained reasonably good at that time. The Company has had indications from a substantial number of vendors and factors that future merchandise shipments will likely be negatively impacted to a more substantial degree. The Company expects the cumulative effect of continued shipping disruptions on in-stock merchandise availability will be to negatively impact sales, operating results and financial liquidity to an even larger, but undetermined, degree than the Company has experienced in recent months.

Effective November 12, 1998, the Company and Ames Department Stores, Inc., ("Ames") signed a definitive agreement providing for the acquisition of the Company by Ames. That transaction is contingent on Ames' successful completion of its tender offer to the Company's shareholders and noteholders, on Ames successfully obtaining final financing, and on regulatory approval and other customary closing conditions. The Board of Directors of the Company has recommended that the Company's stockholders tender their shares to Ames in the offer.

If the Ames tender offer is not successful, and the Company's recent operating trends continue, there is a substantial prospect that the Company would be required to seek protection under federal bankruptcy laws in the near term.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

ANALYSIS OF CASH FLOW

Net cash used for operating activities was $187.3 million for the thirty-nine weeks ended October 31, 1998 compared with a use of $137.4 million for the same period last year, an increase of $49.9 million. This was primarily due to a decrease of approximately $22.0 million in operating cash flow, or EBITDA (earnings/loss before interest, taxes, depreciation and amortization), and a larger increase in inventory together with a smaller increase in trade payables in the first nine months of 1998 compared to the same period of 1997.

The larger inventory increase in 1998 resulted from the run-off of excess inventories in fiscal year 1997 that were on hand at the end of fiscal year 1996, together with targeted increases in certain basic and seasonal merchandise categories coupled with the lower than expected sales volume in the third quarter of 1998. The smaller trade payables increase resulted from, in part, a shift in the flow of merchandise in 1998 to imported merchandise requiring letters of credit together with a modest tightening of trade credit terms in October 1998.

Net cash used for investing activities was $41.0 million compared with $39.3 million in the first nine months of 1997, a $1.7 million increase. A larger increase in expenditures related to the Company's information systems replacement program was partially offset by a reduction in other capital expenditure programs. Fixed asset capital spending decreased to $14.8 million in the first nine months of fiscal year 1998 (exclusive of approximately $7 million of non-cash capital expenditures financing by capital leases) compared with $20.3 million in the same period of 1997, while deferred software expenditures increased to $26.2 million in the first nine months of 1998 compared with $19.0 million last year.

During fiscal year 1998, capital expenditures are expected to approximate $25 million, including approximately $7 million of non-cash acquisitions which the Company has financed by capital leases, and deferred software expenditures are expected to approximate $34 million, including approximately $2 million of capitalized interest. The Company relocated one store during the second quarter of fiscal year 1998 and will not open any new stores during the year.

Net cash provided by financing activities was $207.8 million in the first nine months of fiscal 1998 compared with $130.6 million in the same period a year ago, a $77.2 million increase. The increase was due to reduced beginning of the year cash balances in fiscal year 1998 compared with fiscal year 1997 and the increased use of funds for operating activities which required increased borrowings under the secured credit facility in fiscal year 1998. During the first nine months of fiscal year 1998, average revolving borrowings under the secured credit facility were $99.0 million at an average interest rate of 8.0% compared to $39.1 million at an interest rate of 8.1% for the same period in 1997. Excess credit availability under the secured credit facility at October 31, 1998 was approximately $79 million compared with approximately $124 million at November 1, 1997.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

SYSTEMS-RELATED INVESTMENT AND YEAR 2000 READINESS

The Company's systems replacement program is designed to replace the Company's present mainframe systems, including certain host-connected store systems and certain other office systems. The program is intended to provide benefits in improved operating efficiencies, improved data integrity and improved information access, through new and improved process functionality included in new application programs, and through upgraded data management and systems infrastructure. While the systems replacement program was not initiated specifically for correcting year 2000 (Y2K) "bugs," the systems replacement program eliminates the need for specific Y2K corrections for the impacted systems being replaced, which represent the majority of the Company's information and data processing systems.

The Company's systems replacement program was initiated at the end of fiscal year 1996, following a planning engagement by a major systems consulting organization. The consultants initially informed the Company that there was a high probability that substantial completion could be achieved in 1998 as a result of the plan to install a specific collection of unmodified, slightly or moderately modified third-party package systems. However, during late 1997 and early 1998, the Company experienced difficulty in acquiring the contractors and staff needed to install portions of the new systems, and there were delays in the integration, testing and installation of certain elements of the new systems. The Company has taken corrective action, including obtaining an independent assessment of steps that can be implemented to further increase the likelihood of the program's timely success. As of early December 1998, the Company has:

* installed and is increasing its use of most of its new systems infrastructure, including most office processors, office and store servers, networks, client workstations, data storage and backup devices, and operating systems and systems management software,
* implemented most of its new support systems, primarily its finance-related and payroll/human resource systems,
*       implemented the first merchandise system component, and
* finalized or is nearing completion of modifications and interfaces for the remaining systems components (primarily merchandise-related), and has begun testing of such components.

For these remaining systems, data conversion has begun, the balance of initial testing and integration testing remains to be completed in the fourth quarter of fiscal 1998 and the first few months of fiscal year 1999, which is to be followed by completion of data conversion and pilot testing. The Company currently anticipates implementation of these remaining new system components and the completion of the /training of impacted Company personnel in their use by approximately August 1999.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

SYSTEMS-RELATED INVESTMENT AND YEAR 2000 READINESS (CONTINUED)

The systems replacement program investment to date through October 31, 1998, and estimated remaining spending for the systems replacement program, is as follows
(in millions):

                                   Through October     Additional
                                       31, 1998        Projected         Total
                                   ---------------     ----------       -------
Hardware capital expenditures           $  13.0         $   1.3         $  14.3
Deferred software expenditures             49.7            22.5            72.2
                                        -------         -------         -------
Subtotal                                   62.7            23.8            86.5
Less - expenditures financed by             3.1               -             3.1
       capital leases                   -------         -------         -------
Net cash program expenditures           $  59.6         $  23.8         $  83.4
                                        =======         =======         =======

Expenditures to complete the information systems replacement program are estimated at approximately $8 million for the balance of fiscal year 1998, and approximately $16 million in fiscal year 1999.

In addition, the Company has acquired certain additional computer equipment for this program (with an initial value if purchased of approximately $8 million) through operating lease transactions for periods less than the economic lives of of the equipment. Following the period of systems duplication that continues into mid-1999, rents for this equipment will supplant rents for the replaced equipment.

In connection with the Company's information systems replacement program, the Company is implementing a supplemental program designed to increase the likelihood that all new and continuing systems are capable of year 2000 ("Y2K") compliance, including upgrades to the continuing systems, as needed. The cost of most of such upgrades are generally covered by on-going third party software maintenance agreements. Additional Y2K systems remediation and testing costs, (the primary remediation costs coming for the Company's store point-of-sale ("POS") system) are currently not anticipated to exceed approximately $3 million. To address the Y2K needs of the store POS control equipment as well as to improve its functionality, the Company has decided to accelerate the replacement of the existing control equipment (which is currently leased or owned for negligible cost) with new leased equipment. The vendors for the POS remediation and control equipment upgrade have been selected, detailed design work is under way, and completion is targeted for late summer 1999. The POS remediation and control equipment upgrade is not a component of the general mainframe systems replacement program.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

SYSTEMS-RELATED INVESTMENT AND YEAR 2000 READINESS (CONTINUED)

The Company has commenced a program to communicate with its merchandise and service vendors, for the purpose of limiting its exposure to vendors who may not be Y2K compliant. In connection with this program, the Company expects to undertake contingency plans, if necessary, to direct, to the extent possible, merchandise orders to vendors who can demonstrate Y2K readiness most clearly, as well as to find alternative methods of interacting with any key vendors who may need assistance should they have Y2K difficulties. Testing is under way to validate incoming and outgoing electronic data interchange (EDI) commerce with EDI partners. The Company does not currently have other contingency plans to address direct (internal) or indirect (external) Y2K disruption, but intends to consider such contingency plans as part of its evaluation process regarding its internal Y2K plans and as it obtains additional information regarding the readiness of its merchandise and service vendors and lenders.

Because the old systems being replaced are not Y2K compliant, a substantial delay in conversion to the new systems or improper functioning of the new, remediated or upgraded systems could severely disrupt the Company's ability to process merchandise orders, receive goods, pay its vendors, and/or service and sell to its customers. In addition, if a significant number of the Company's merchandise and service vendors or lenders are directly or indirectly negatively impacted by Y2K noncompliance, the Company could suffer similar adverse effects. While the Company can not quantify the probability or possible degree of impact on the Company's business operations should significant direct or indirect Y2K disruptions occur, a significant disruption could result in the Company's available liquidity falling short of its cash requirements to support its operations and service its debt.

The Company is employing an independent consultant to provide assistance in assessing the feasibility and advisability of employing alternative strategies for meeting the Y2K deadline. The Company's current financial and operating circumstances substantially lessen the practicality of pursuing such alternative strategies, and following the development of alternative plans and assessing the risks of both the existing and the alternative plans, the independent consultant has recommended, and Company management agrees, that the best course of action is to complete the current replacement program and other Y2K actions as outlined above, and not pursue alternative strategies. The decision to continue the current replacement program and not pursue alternative strategies will be reviewed with the Board of Directors at their next scheduled meeting in December. It is highly unlikely, in the event the Company determines to continue with the replacement program, that time constraints will allow future consideration of the alternative strategies.

The Company has taken steps to mitigate the risk of negative impact that its current operating and financial difficulties (see "Recent Developments" above) might have on completing its systems replacement program and other Y2K actions. However, the Company can not assure that such difficulties will not have a negative impact to some degree.

HILLS STORES COMPANY AND SUBSIDIARIES
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

OTHER CONSIDERATIONS

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

                        PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS
-------       -----------------

See Note 6 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.       CHANGES IN SECURITIES
-------       ---------------------

On November 11, 1998, the Company amended its Rights Agreement dated as of August 16, 1994 (the "Rights Agreement") between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank), as Rights Agent.

The Amendment to the Rights Agreement provides that no person shall become an Acquiring Person under the Rights Agreement by reason or as a result of the consummation of the merger between the Company and Ames Department Stores, Inc. and that no Distribution Date shall occur by reason or as a result of consummation of the merger. The Amendment also provides that the indemnity provided for therein shall survive the termination of the Rights Agreement and the termination and the expiration of the Rights.

The foregoing description of the Amendment to Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment to Rights Agreement, which if filed as an exhibit hereto and incorporated herein by reference.

During the quarter ended October 31, 1998, the Company issued 1 share of Common Stock, par value $.01 per share (the "Common Shares"), upon the conversion of 1 share of Series A Convertible Preferred Stock, par value $.10 per share (the "Series A Preferred Shares"). The Series A Preferred Shares were issued pursuant to the exemption from registration set forth in Section 1145(a) of the Federal Bankruptcy Code, and the Common Shares were issued pursuant to the exemption contained in Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 5.       OTHER INFORMATION
              -----------------

In accordance with recently amended regulations of the Securities and Exchange Commission ("SEC"), these are the dates by which a stockholder who wishes to make a proposal to the Company at the Company's annual meeting of stockholders must submit that proposal to the Company for consideration.

In order to be eligible for inclusion in the Company's proxy statement and form of proxy for the next annual meeting, stockholder proposals must comply with SEC Rule 14a-8 and any other applicable rules and must be delivered to the Company's principal executive offices at least 120 days prior to the date of mailing of the Company proxy statement for last year's annual meeting. Last year's proxy statement was sent April 30, 1998, so the date by which proposals are required to be received under Rule 14a-8 is December 31, 1998.

In addition, Section 4 of Article II of the Company's By-laws requires that any stockholder who wishes to nominate a candidate for election to the Board of Directors must provide notice of such candidate to the Company at its principal

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)
------        --------------------------------------------

executive offices not less than 60 days in advance of the anniversary of the date of mailing of notice of the annual meeting in the previous year. Section 5 of Article II of the By-laws imposes the same deadline for stockholders proposals. Any nomination or proposal submitted after March 1, 1999 will be untimely. The By-laws contain a number of other substantive and procedural requirements, which should be reviewed by any interested stockholder.

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

4.9           Second Amendment dated as of November 11, 1998 to the Rights
              Agreement.
    9
10.1 Loan and Security Agreement (the "Loan and Security Agreement") dated as of September 30, 1996 and amended and restated as of January 30, 1998 among the Financial Institutions named therein as the Lenders, BankAmerica Business Credit, Inc., as the Agent, Hills Department Store Company and C.R.H. International, Inc. as the Borrowers, and the other Loan Parties named therein.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)
------        --------------------------------------------

    10
10.2          First Amendment to Amended and Restated Loan and Security
              Agreement dated as of September 30, 1998 among the Financial
              Institutions named therein as the Lenders, BankAmerica Business
              Credit, Inc. as the Agent, Hills Department Store Company as the
              Borrower, and the Other Loan Parties named therein.
    11
10.3          Second Amendment to Amended and Restated Loan and Security
              Agreement dated as of October 31, 1998 among Hills Department
              Store Company, Hills Stores Company, the Other Loan Parties
              named therein, the financial institutions listed on the signature pages thereof, and BankAmerica Business Credit, Inc., as Agent.
    12
10.4          Agreement and Plan of Merger by and among Ames Department Stores,
              Inc., HSC Acquisition Corp. and Hills Stores Company dated as of
              November 12, 1998.
    13
10.5  *       Employment Agreement made as of February 7, 1996 with Gregory K.
              Raven.  (No longer effective).

10.6  *       Letter dated October 27, 1998 relating to the resignation of
              Gregory K. Raven as President and Chief Executive Officer of the
              Company.
    14
10.7  *       Consulting Agreement made as of February 7, 1998 with Chaim Y.
              Edelstein.  (No longer effective).
    15
10.8  *       Amendment dated as of August 1, 1998 to the Consulting Agreement with Chaim Y. Edelstein.  (No longer effective).

10.9  *       Executive Employment Agreement dated as of October 27, 1998 between the Company and Chaim Edelstein as amended by letter agreement dated November 6, 1998.
    16
10.10 *       Employment Agreement made as of November 19, 1996 with Michael
              R. Hamilton.

10.11 * Amendment dated November 2, 1998 to Employment Agreement between the Company and Michael R. Hamilton.
    17
10.12 * Employment Agreement made as of July 22, 1997 with Frederick L. Angst. (No longer effective).

10.13 *       Letter dated October 28, 1998 relating to the resignation of
              Frederick L. Angst as Executive Vice President-Chief Merchandising
              Officer of the Company.
    18
10.14 *       Employment Agreement made as of November 11, 1997 with C. Scott
              Litten.
    19
10.15 *       1993 Incentive and Nonqualified Stock Option Plan, as amended.
    13
10.16 *       1996 Directors Stock Option Plan.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)
------        --------------------------------------------
    20
10.17 *       Hills Stores Company/Hills Department Store Company Associate
              Stock Purchase Plan, as amended.  (Terminated effective December
              1, 1998).

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

9. Incorporated by reference from the Report on Form 8-K of the Company dated January 30, 1998.

10. Incorporated by reference from the current Report on Form 8-K of the Company dated September 30, 1998.

11. Incorporated by reference from the current Report on Form 8-K of the Company dated October 31, 1998.

12. Incorporated by reference from the Schedule 14D-9 of the Company dated November 18, 1998.

13. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended February 3, 1996.

14. Incorporated by reference from the Annual Report on Form 10-K of the Company for the fiscal year ended January 31, 1998.

15. Incorporated by reference from the Quarterly Report Form 10-Q of the Company for the quarter ended August 1, 1998.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)
------        --------------------------------------------

16. Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

17. Incorporated by reference from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 2, 1997.

18. Incorporated by reference from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 1, 1997.

19. Incorporated by reference from the Company's definitive proxy materials dated May 5, 1997.

20. Incorporated by reference from the Quarterly Report on Form 10-Q of the Company for the quarter ended May 2, 1998.

b.            Reports on Form 8-K.

              The Company filed a Current Report on Form 8-K dated September 30, 1998 relating to the First Amendment to the Loan and Security Agreement with BankAmerica Business Credit, Inc. and the financial institutions named therein.

              The Company filed a Current Report on Form 8-K dated October 31, 1998 relating to the Second Amendment to the Loan and Security Agreement with BankAmerica Business Credit, Inc. and the financial institutions named therein.

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           HILLS STORES COMPANY



         Date: December 15, 1998           /s/C. Scott Litten
                                           ---------------------------
                                           C. Scott Litten
                                           Executive Vice President-
                                           Chief Financial Officer
                                           and Principal Accounting Officer

                                EXHIBIT INDEX

                  Pursuant to Item 601 of Regulation S-K




Exhibit                            Title
-------                            -----
  4.9         Second Amendment dated as of November 11, 1998 to the Rights
              Agreement.


  10.6 Letter dated October 27, 1998 relating to the resignation of Gregory K. Raven as President and Chief Executive Officer of the Company.

  10.9 Executive Employment Agreement dated as of October 27, 1998 between the Company and Chaim Edelstein as amended by letter agreement dated November 6, 1998.

  10.11 Amendment dated November 2, 1998 to Employment Agreement between the Company and Michael R. Hamilton.

  10.13 Letter dated October 28, 1998 relating to the resignation of Frederick L. Angst as Executive Vice President-Chief Merchandising
              Officer of the Company.

  11          Statements regarding computations of earnings per share.

  27          Financial Data Schedule.
























                                      25
<page 1>

                                                                   EXHIBIT 11

                     HILLS STORES COMPANY AND SUBSIDIARIES
                STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS


                                                    Thirteen         Thirteen
                                                   Weeks Ended     Weeks Ended
                                                   October 31,     November 1,
                                                      1998            1997
                                                   -----------     -----------
Weighted average basic shares outstanding
-----------------------------------------

Weighted average number of common shares
 assumed to be outstanding during the period        10,484,033      10,413,708

Assumed conversion of preferred stock                        -               -

Assumed exercise of stock options                            -               -

Assumed exercise of stock rights                             -               -

Assumed exercise of stock warrants                           -               -
                                                    ----------      ----------
                                                    10,484,033      10,413,708
                                                    ==========      ==========

                                                   Thirty-nine     Thirty-nine
                                                   Weeks Ended     Weeks Ended
                                                   October 31,     November 1,
                                                      1998            1997
                                                   -----------     -----------
Weighted average basic shares outstanding
-----------------------------------------

Weighted average number of common shares
 assumed to be outstanding during the period        10,464,345      10,373,499

Assumed conversion of preferred stock                        -               -

Assumed exercise of stock options                            -               -

Assumed exercise of stock rights                             -               -

Assumed exercise of stock warrants                           -               -
                                                    ----------      ----------
                                                    10,464,345      10,373,499
                                                    ==========      ==========

<page 2>

                                                                   EXHIBIT 11

                     HILLS STORES COMPANY AND SUBSIDIARIES
                STATEMENTS RE COMPUTATION OF PER SHARE EARNINGS


                                                    Thirteen         Thirteen
                                                   Weeks Ended     Weeks Ended
                                                   October 31,     November 1,
                                                      1998            1997
                                                   -----------     -----------

Weighted average diluted shares outstanding
-------------------------------------------

Weighted average number of common shares assumed
 to be outstanding during the period                10,484,033      10,413,708

Assumed conversion of preferred stock                        -               -

Assumed exercise of stock options                            -               -

Assumed exercise of stock rights                             -               -

Assumed exercise of stock warrants                           -               -
                                                    ----------      ----------
                                                    10,484,033      10,413,708
                                                    ==========      ==========

                                                   Thirty-nine     Thirty-nine
                                                   Weeks Ended     Weeks Ended
                                                   October 31,     November 1,
                                                      1998            1997
                                                   -----------     -----------

Weighted average diluted shares outstanding
-------------------------------------------

Weighted average number of common shares assumed
 to be outstanding during the period                10,464,345      10,373,499

Assumed conversion of preferred stock                        -               -

Assumed exercise of stock options                            -               -

Assumed exercise of stock rights                             -               -

Assumed exercise of stock warrants                           -               -
                                                    ----------      ----------
                                                    10,464,345      10,373,499
                                                    ==========      ==========

The conversion of Preferred Stock, and the exercise of stock options, stock rights, and stock warrants was not assumed as the result would be anti-dilutive.